Form 10-Q
period 2019-02-28
COCOLUV INC.
filed 2019-04-05
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

Commission File Number 333-227066

CocoLuv Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1390 Main Street, Suite 20, San Francisco, CA., 97204

(Address of principal executive offices) (Zip Code)

800-294-8513

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

As of April 4, 2019, there were 4,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COCOLUV INC.

FINANCIAL STATEMENTS

February 28, 2019

(unaudited)

COCOLUV INC.

BALANCE SHEETS

	February 28, 2019	May 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$97	$4,009

TOTAL CURRENT ASSETS	$97	$4,009

LIABILITIES AND STOCKHOLDER’S EQUITY/ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	2,702	-
Due to related part	6,136	1,719

TOTAL CURRENT LIABILITIES	8,838	1,719

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY/(DEFICIT)		-
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 4,000,000 shares of common stock	4,000	4,000
Accumulated deficit	(12,741)	(1,710)

TOTAL STOCKHOLDER’S EQUITY/(DEFICIT)	(8,741)	2,290

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIT)	$97	$4,009

The accompanying notes are an integral part of these unaudited financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2019	Three months ended February 28, 2018	Nine months ended February 28, 2019	September 13, 2017 (inception) to February 28, 2018

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	$443	$159	$1,831	$1,509
Professional Fee	2,500	0	9,200	0

TOTAL OPERATING EXPENSES	(2,943)	(159)	(11,031)	(1.509)

NET LOSS	(2,943)	(159)	(11,031)	(1,509)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000	4,000,000	4,000,000	3,595,238

The accompanying notes are an integral part of these unaudited financial statements.

COCOLUV INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine months ended February 28, 2019	September 13, 2017 (inception) to February 28, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,031)	$(1,509)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Expenses paid by related party	3,067	1,509
Changes in operating assets and liabilities	-	-
Accounts payable	2,702	-

NET CASH USED IN OPERATING ACTIVITIES	(5,262)	0.

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	1,350	-
Proceeds on sale of common stock	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,350	-

NET INCREASE IN CASH	(3,912)	-

CASH, BEGINNING OF PERIOD	4,009	-

CASH, END OF PERIOD	$97	$-

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2019 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $12,741. As at February 28, 2019, the Company has a working capital deficit of $8,741. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2019, the Company has issued 4,000,000 founders shares at $0.001 per share for net proceeds of $4,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2018 included in the Company’s S-1 filed with the Securities and Exchange Commission on August 28, 2018. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Commitments and Contingencies

On September 26, 2017 the Company signed a lease for office space in San Francisco, California. The lease is on a month-to-month basis at $54 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2019 (Unaudited)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of February 28, 2019, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2019 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

As of February 28, 2019, 4,000,000 common shares are issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended February 28, 2019, the Company received cash advances from its CEO of $1,350. Additionally, the CEO paid expenses of $3,067 on behalf of the Company. Total amount owed to the CEO as of February 28, 2019 is $6,136. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Business Overview

CocoLuv Inc. (“CocoLuv Inc.” or the “Company”) was incorporated in the State of Nevada. We are an early stage company that plans to commence operations as an online retailer offering was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

CocoLuv Inc. is an emerging growth stage company which intends to manufacture market and sell a proposed product line of 5 hair care products derived from Virgin Coconut Oil. We currently have no product to sell, but we intend to create a haircare line of that will initially consist of 5 products; 3 for women and 2 for men. Our proposed products will be of superior quality in that they will have a base of Virgin Coconut Oil. CocoLuv Inc. CocoLuv Inc. anticipates that it will derive its income from the sale of its intended products as follows: Hair Shine (for women), Curl Balm (for women), Hair Treatment (for women), Hair Pomade (for men’s hair, beards, moustaches) and Hair Cream (for men). We do not anticipate revenues until such time as we enter into retail operations. Since we are presently in the development stage of our business, we can provide no assurance that we will successfully bring retail online sales to fruition.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Results of Operations

For the three-month periods ended February 28, 2019 and February 28, 2018, we had no revenue. Expenses for the three-month period ended February 28, 2019 totaled $2,943 resulting in a net loss of $2,943, compared to expenses for the three-month period ended February 28, 2018, totaled $159 resulting in a net loss of $159. The net loss for the three-month period ended February 28, 2018 is a result of office and general expense of $2,943 comprised primarily of accounting fees of $2,500; filing fees of $202; telephone expenses of $18; rent expenses of $190; and bank service charges of $33. Compared to expenses for the three-months ended February 28, 2018 is a result of office and general expenses of $159 comprised primarily of rent expense of $132; and telephone expenses of $27. The increase in expenses for the three-month period ended February 28, 2019 compared to February 28, 2018 is primarily due to the increase in accounting fees and filing fee.

For the nine-month periods ended February 28, 2019 and from September 13, 2017 (inception) ended February 28, 2018, we had no revenue. Expenses for the nine-month period ended February 28, 2019 totaled $11031 resulting in a net loss of $11,031, compared to expenses for the period from September 13, 2017 (inception) ended February 28, 2018, totaled $1,509 resulting in a net loss of $1,509. The net loss for the nine-month period ended February 28, 2019 is a result of general and administrative expense of $11,031 comprised primarily of accounting and legal fees of $9,200, filing fees of $1,166; telephone expenses of $84; rent expenses of $484; and bank service charges of $97. Compared to expenses for the period September 13, 2017 (inception) ended February 28, 2018 is a result of general and administrative expenses of $1,509 comprised primarily of state agent fees of $1,170, rent expenses of $289; and telephone expenses of $50. The increase in office and general expenses was primarily due to the increase in expenses relating to filing fee, legal and accounting fees.

Capital Resources and Liquidity

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others by way of private placements. Since inception, we have raised $4,000 through the sale of Company’s common stock. We must raise additional cash to implement our strategy and stay in business.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

As of February 28, 2019, we had $97 in cash as compared to $4,009 in cash at May 31, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 28, 2019, the Company’s officer and director Mr. Guillermo has loaned the Company $6,136 and Mr. Guillermo has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin the development of our proposed business plan to purchase overstocked inventory items and offer them to the public via a web-based on-line store and hire additional consultants to setup out website within the next 210 days.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Critical Accounting Policies and Estimates

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Risks

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2. Lack of audit committee and financial expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•	Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

None

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently, we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

_________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CocoLuv Inc. (Registrant)

Date: April 4, 2019	By:	/s/ Reymund Guillermo
Reymund Guillermo
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

