Form 10-K
period 2019-05-31
COCOLUV INC.
filed 2019-08-22
CIK 1729637

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended May 31, 2019

 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________ to ______

Commission File No. 333-227066

COCOLUV INC.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1390 Main Street, Suite 20, San Francisco, CA., 97204

(Address of principal executive offices, Zip Code)

(800) 294-8513

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None.

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of August 22, 2019, the Company has 4,000,000 shares of common stock issued and outstanding.

COCOLUV INC .

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “CocoLuv Inc.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

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

We will need additional funding to implement our marketing and operational plans.

Proposed Company Product Line

Coconut oil is rich in antioxidants, and has antiviral, antifungal, and antibacterial properties. When used on hair, it improves scalp health, fights infections and fungus, supports hair growth, all while adding volume and shine without the common harmful chemicals. CocoLuv Inc.’s products are intended to embody the best of virgin coconut oil and provide all of the above benefits. We intend to create the following line of products:

WOMENS PRODUCTS

Product 1: Hair Shine

•	Tames fly-a-ways
•	adds shine
•	smooths hair
•	reduces the time spent blow-drying and straightening

Product 2: Hair Balm:

•	Conditions
•	Smoothes fly always
•	Washes out easily

Product 3: Hair Treatment

•	Hydrates hair
•	Softens your strands
•	Helps the detangling process
•	Combats frizz

MENS PRODUCT

Product 1: Hair Pomade

•	Gives medium-to-high hold and shine
•	Designed for short and medium styles

Product 2: Hair Cream

•	Designed for medium and longer styles
•	Provides a light hold with little shine
•	gives longer styles some light control and direction

Corporate History

CocoLuv Inc. was incorporated on September 13, 2017 under the laws of the State of Nevada. Reymund Guillermo has served as President and Chief Executive Officer, and Mr. Geoff Norman is our Secretary/Treasurer of our company from September 13, 2017 to the current date. No person other than Mr. Guillermo has acted as a promoter of CocoLuv Inc. since our inception. Other than the 4,000,000 common shares issued by the Company, to Mr. Guillermo, at a purchase price of $0.001 per share for net proceeds to the Company of $4,000, no other shares have been issued by the Company.

Recent Developments

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

Industry Analysis/Competition

Industry Overview

According to the Global Virgin Coconut Oil Market report “The global virgin coconut oil market to grow at a CAGR of 9.75% during the period 2017-2021. The report covers the present scenario and the growth prospects of the global virgin coconut oil market for 2017-2021. To calculate the market size, the report considers the revenue generated from the sales of virgin coconut oil to individual consumers. The report also includes a discussion of the key vendors operating in this market. The players in the market are coming up with new value-added products from virgin coconut oil. Such products will increase the consumer interest in the market and will also help the farmers to gather more return on their products. Only 8% of value addition in coconut oil is happening in India, while it is about 60%-70% in the Philippines. The value-added products will help the market grow during the forecast period. According to the report, the players are launching new products to stay competitive in the market and also to keep the interest of the consumers alive in the market. In October 2016, Dash Organics launched 100% raw extra virgin coconut oil. The new product is Fairtrade and certified 100% organic by Soil Association. In January 2016, Tiana Fair Trade Organics introduced its raw virgin coconut oil under the brand name Coco Pacific.

The product launch is backed by $0.61 million marketing campaign and the company has also roped in Aldo Zilli, celebrity chef and restaurateur, as the brand ambassador. In July 2015, FAL Food and Beverages launched its virgin coconut oil under the brand name Coco Joy. In December 2014, GraceKennedy Limited launched its virgin coconut oil after spending about $5 million on researches for the new product. Further, the report state that the product recalls of virgin coconut oil due to various reasons is one of the challenges to the growth of the market. The product recalls will create a negative impression among the consumers. The product recalls will also cause the consumers to lose trust in the products in the market. In March 2016, Nisshin OilliO Group issued a voluntary recall of its coconut oil products including Nisshin Extra Virgin Coconut Oil due to the presence of Aspergillus, a type of fungus, in the products. The company recalled about 1.6 million products.

Competition

According to Euromonitor International the category leader L’Oréal USA saw healthy growth of 6% in current value terms in 2016, which enabled it to maintain its value share of 22%. This growth was championed by its Garnier brand, which saw overall current value growth of 40% in hair care in 2016 as its value share rose from 2% to 3%. Garnier’s success was due to the launch of its on-trend Whole Blends line, catering to demand for natural and botanical products. However, L’Oréal’s growth continues to be constrained by its focus on the declining category of colorants, which it led in 2016 with a 40% value share.

Segmentation and customization are set to be the major areas of consumer interest in hair care in the US over the forecast period. Each American consumer tends to view their hair as unique and this means that they will likely be prepared to look for products which they see as tailored towards their own hair. A major component of this will be the growth anticipated in the area of multicultural hair care space as women of color turn to brands which address their specific hair care needs, especially needs that they feel that mainstream brands currently fail to meet. African Americans are turning away from relaxants and are instead buying increasing amounts of other hair care products designed for textured hair, a trend that will likely continue for some time. L’Oréal-owned brand Carol’s Daughter is benefitting from the growth of multicultural hair care, as are Shea Moisture and Mexican hair care brand Tio Nacho. Latino and multiracial women have also traditionally struggled to find hair care products which meet their unique needs and represent a fast-growing area of the population with increasing spending power.

The direct competitors for CocoLuv Inc. are Healthy Traditions, Jarrow Formulas, Nutiva, Coco & Co., Shea Moisture and Nature Well. There are many other companies that have lines of coconut oil products, however, we focus on Virgin Coconut Oil as our main driver of quality and do not see other companies that do not use Virgin Coconut Oil as direct competition.

Marketing Strategy

CocoLuv Inc. plans to engage a marketing company to provide the following services to our intended website; social media accounts; e-commerce store and Twitter community:

Brand Marketing – CocoLuv Inc. plans to focus on increasing brand awareness through the following avenues that will be managed by a marketing firm that we intend to engage: Integrated Marketing Communications, Brand Development and Implementation, Targeted Lead Generation, Business to Business / Business to Customer Campaigns, Strategic Planning & Account Management, Marketing Consulting and Planning, Strategic Planning & Account Management, Marketing Consulting and Planning

Digital and Social Media -The Company plans to create a wide spread social media campaign based on effective planning and creative thinking to interest users, make them potential customers and then drive them to buy. In order to be successful, it is critical that we discover and create the perfect content to engage our audience. We intend to hire a marketing company to manage and schedule upcoming posts, manage any questions or comments left by users, and analyze how effective our efforts will be. In addition, we will want this marketing company to perform a custom audit of all of our intended social media accounts and website to provide feedback and recommendations to take our proposed social media accounts to the next level in order to maximize our results.

Leverage Social Reviews to Automate Word of Mouth Marketing; - Using product reviews to create trust and provide insights on your products is a great way to increase sales. Yotpo is a popular free social review app that’s available in Shopify’s app store. The app helps convert over 8% of customers to reviewers through their mail after purchase email which results in a large number of reviews being created. The process is automated.

Traditional media

CocoLuv Inc. intends to engage a marketing firm to work with our digital and social media consultants in order to combine efforts to create maximum exposure and brand awareness through television and print campaigns alongside our digital and social media presence.

Sales Strategy

CocoLuv Inc.’s sales strategy is simple and straight forward for the purpose of maintaining focus. We first intend to sell our proposed products online through our proposed website while building and driving our proposed social and digital media presence. It is our plan that this will create revenue and the necessary brand awareness to move to our second step. This step is to supply to spas and hair salons and place our entire line on their shelves. We will have regular and seasonal promotions for our online customers and in addition, will work with our spa and salon customers to create effective sales and seasonal promotions that will drive their sales.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed products.

Employees

As of May 31, 2019, other than its President, Mr. Reymund Guillermo and Mr. Geoff Norman, its Secretary/Treasurer. The Company has no other employees.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company. Our address for service of process in Nevada is 112 North Curry Street, Carson City, Nevada, 89703-4934.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended May 31, 2019 and May 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

Our plan of operation has two Phases. In Phase I, we intend to complete this offering of $150,000 and to develop a business relationship with our proposed manufacturer and supplier while seeking out additional companies to provide us the same services for redundancy and possible competitive price advantages. Phase II, we intended to raise an additional $250,000 and we plan to use the majority of these funds to conduct social media marketing to support initial customer online sales and begin to market our complete product lines for sale and use in salons and spas. Within the next 12 to 24 months CocoLuv Inc. plans to begin manufacturing and the sale of the 5 different hair products.

According to Research Nesters Virgin Coconut Oil Market the Global Demand Analysis & Opportunity Outlook 2023, the North American market is the second largest for Virgin Coconut Oil sales, in many forms, including hair products for both men and women. CocoLuv Inc. expects to capitalize on this future growth and demand potential. We intend to contribute to the social media exposure with a marketing campaign that is expected to reach individual customers and salons. This will prepare us for the latter part of the second Phase of our plan, which is to have complete product lines sold in salons across North America.

As the demand for quality and healthy haircare products is substantial, CocoLuv Inc. believes that we will be able to reach many cities across the whole of North America. Maintaining o ur mission; to create a company that will provide exceptional products of quality that embody the true value of the benefits of virgin coconut oil. This will be our plan of operation for the twelve months following the date of this prospectus. It is as follows: (i) complete the first Phase of our proposed plan: which is our intention to develop a business relationship with a manufacturer and supplier while seeking out additional companies to provide us the same services for redundancy and possible competitive price advantages (ii) at the same time we expect to drive a large marketing campaign over social media in order to generate interest in our products and product line.

We plan to find a marketing firm to assist in marketing our products and product line and the development of the second Phase of our proposed operational plan: we plan to conduct social media marketing to support online sales initially and support the expansion to sell complete product lines for sale and use in salons and spas. In addition, we will look to hire consultant and developer to upgrade our website to support expected sales demands, continue marketing and customer support services. In order to execute the two Phases of our proposed development program as outlined below, we anticipate spending $400,000 on program development, professional and administrative fees, including fees payable in connection with the filing of this registration statement, complying with reporting obligations and arranging financing for both Phases of our development program. Total expenditures during the next twelve months is estimated to be $200,000. If we are unable to raise the full amount in Phase I of this offering, we may not have sufficient to begin operations and may not cover the costs of the offering. Total expenditures over the next twenty-four months are therefore expected to be approximately $400,000. If we experience a shortage of funds prior to funding during the next twenty-four months, we may utilize funds from Mr. Guillermo, our Chairman of the Board of Directors, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal obligation, arrangement or legal commitment to advance or loan funds to the company. We will require the funds from this offering to proceed. If we receive only nominal funds from this offering, we plan to operate on a limited basis for the limited purpose of meeting our reporting obligations to the Securities and Exchange Commission. No such plan exists at this time in case of such contingency, and we cannot assure or guarantee that we would be able to raise additional funding if only nominal funding is obtained from this offering.

The above program costs are management’s estimates and the actual project costs may exceed our estimates. To date, we have not commenced with any activities or operations of any phase of our development program.

If Phase 1 of the proposed development program proves successful, and we are able to develop a business relationship with our manufacturer and supplier while secure additional companies to provide us the same services for redundancy and possible competitive price advantages we intend to finance Phase II of our proposed development program. Phase II will be the launch of social media marketing, website upgrades, and additional large-scale marketing by an outside hired firm to support initial online customer sales. We will also begin a direct and dedicated marketing and advertising strategy and to market our complete product lines for sale and use in salons and spas. The estimated cost of Phase is $250,000 and is anticipated to take approximately 12 to 15 months to complete. As with Phase I, we cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities of Phase I of our proposed development program. We plan to raise the additional funding for Phase II by way of a private debt or equity financing but have not commenced any activities to raise such funds.

As with Phase I, we will require additional funding to proceed with Phase II, we have no current plans on how to raise the additional funding, and we cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work or activities on Phase II of the proposed development program.

Going Concern

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. The “going concern” opinion by our auditor could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended May 31, 2019 compared to from inception (September 13, 2017) to May 31, 2018

We did not earn any revenues for the year ended May 31, 2019 and from inception (September 13, 2017) to May 31, 2018.

Expenses for the year ended May 31, 2019 totaled $15,291 consisting primarily of office expenses of $15,291 resulting in a net loss of $15,291. Comprised of $12,700 in professional fees; filing fees of $1,677; rent expenses of $674; telephone expenses of $110; and bank services charges of $130. Expenses for the from inceptions (September 13, 2017) to May 31, 2018 totaled $1,710 consisting primarily of office and general expenses of $1,710, resulting in a net loss of $1,710. Comprised of filing fees of $1,170; rent expenses of $377; telephone expenses of $122 and bank service charges of $41. The increase in office and general expenses from fiscal 2018 to fiscal 2018 was primarily due to the increase in expenses relating to professional fees.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of May 31, 2019, we had $54 of cash compared to $4,009 of cash as of May 31, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $17,001. As at May 31, 2019, the Company has working capital deficit of $13,001.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal year ended May 31, 2019 and May 31, 2018, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control -. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of May 31, 2019.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of May 31, 2019 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

 We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended May 31, 2019.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Reymund Guillermo	34	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Geoff Norman	53	Secretary and Treasurer

Mr. Guillermo and Mr. Norman have held their offices/positions since inception of our company.

Business Experience

Reymund Guillermo has served as Chairman of the Board, President and Chief Executive Officer since September 13, 2017. Since January 2015, Mr. Guillermo has been employed by ON Semiconductor Philippines Inc., in San Antonio, Philippines as its Senior Engineer. Prior to January 2015 Mr. Guillermo was Process Engineer for Texas Instruments Philippines Inc. from August 2019 to January 2015. He was also employed by Epson Precision Philippines Inc. as Staff Engineer in 2008.

Mr. Guillermo obtained a Bachelor of Science in Mechanical Engineering from Tarlac State University in April 2007.

Given Mr. Guillermo’s managerial, and, technical expertise within the Philippines and the United States gained by his work with international companies, the company believes that Mr. Guillermo’s background and experience make him well suited to serve as our principal officer and sole director.

Geoff Norman has served as the Company’s Secretary and Treasurer since September 13, 2017. Since August 2014 he has been a teacher at Trinity High School in Louisville, Kentucky. Prior to August 2014 Mr. Norman acted as the Executive Director of the Salvation Army Boys and Girls Clubs in Louisville, Kentucky between 2007 and 2013 and was the Club Director of the boys and Girls Club of Franklin/Williamson County from 2003 to 2007.

Mr. Norman received his Bachelor of Science from the University of British Columbia in 1993 and his college diploma from Langara Community College in 1998.

Mr. Norman has demonstrated his leadership qualities and developed excellent communication skills and is an asset to the Company.

Director Independence

Our board of directors is currently composed of one member, Reymund Guillermo, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Guillermo or Mr. Norman or other business interests and his involvement with CocoLuv Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

CocoLuv Inc. has made no provisions for paying cash or non-cash compensation to its officers and sole director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through May 31, 2019.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Reymund Guillermo President, Chief Executive Officer, Chief Financial Officer	2019	-	-	-	-	-	0
Reymund Guillermo	2018	-	-	-	-	-	0
Geoff Norman Secretary/Treasuere	2019	-	-	-	-	-	0
Geoff Norman	2018	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2019 and 2018. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended May 31, 2019 and 2018 for CocoLuv Inc.

Employment Contracts

At this time, CocoLuv Inc. has not entered into any employment agreements with its officers and sole director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. CocoLuv Inc. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (September 13, 2017) through May 31, 2019.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Reymund Guillermo	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of May 31, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of May 31, 2019 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Reymund Guillermo	4,000,000	100%
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors; San Antonio, Gerona Tarlac, Philippines, 2302

All officers and directors as a group	4,000,000	100%

__________

(1) Based on 4,000,000 shares of common stock issued and outstanding as of May 31, 2019.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the period ended May 31, 2019, the Company received cash advances from its CEO of $1,350. Additionally, the CEO paid expenses of $5,285 on behalf of the Company. Total amount owed to the CEO as of May 31, 2019 is $8,353. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended May 31, 2019, audit fees were $8,000. For the year inceptions (September 13, 2017) to May 31, 2018, audit fees were $nil.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 and 2018 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CocoLuv Inc.

Dated: August 22, 2019	By:	/s/ Reymund Guillermo
Reymund Guillermo
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Reymund Guillermo	August 22, 2019
Reymund Guillermo President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on August 28, 2018.

[2]	Incorporate by reference from the Company’s S-1 filed with the Commission on August 28, 2018

___________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

COCOLUV INC.

FINANCIAL STATEMENTS

May 31, 2019

PLS CPA, A PROFESSIONAL CORPORATION

◆ 4725 MERCURY STREET #210 ◆ SAN DIEGO ◆ CALIFORNIA 92111 ◆

◆ TELEPHONE (858)722-5953 ◆ FAX (858) 761-0341 ◆ FAX (858) 764-5480

◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Cocoluv Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cocoluv Inc. (the Company) as of May 31, 2019 and 2018, the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended May 31, 2019 and the period from September 13, 2017 (inception) to May 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a losse from operations through May 31, 2019, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PLS CPA__

PLS CPA, A Professional Corp

We have served as the Company’s auditor since 2018.

San Diego, CA. 92111

August 22, 2019

COCOLUV INC.

BALANCE SHEETS

	May 31, 2019	May 31, 2018

ASSETS

CURRENT ASSETS
Cash	$54	$4,009

TOTAL CURRENT ASSETS	$54	$4,009

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	4,702	-
Due to related party	8,353	1,719

TOTAL CURRENT LIABILITIES	13,055	1,719

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY (DEFICiT)		-
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 4,000,000 shares of common stock	4,000	4,000
Accumulated deficit	(17,001)	(1,710)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(13,001)	2,290

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$54	$4,009

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

	For the year ended May 31, 2019	From inception (September 13, 2017) to May 31, 2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$2,591	$1,710
Professional fees	12,700	-

TOTAL OPERATING EXPENSES	(15,291	(1,710)

NET LOSS	(15,291	(1,710)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000	3,738,462

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 13, 2017 (INCEPTION) TO MAY 31, 2019

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, September 13, 2017 (date of inception)	-	$-	$-	$-	$-
Common shares issued for cash – at $0.001 per share – September 30, 2017	4,000,000	4,000	-	-	4,000

Net loss for the period from inception through May 31, 2018	-	-	-	(1,710)	(1,710)

Balance, May 31, 2018	4,000,000	4,000	-	(1,710)	2,290

Net loss for the year ending May 31, 2019	-	-	-	(15,291)	(15,291)

Balance, May 31, 2019	4,000,000	$4,000	$-	$(17,001)	$(13,001)

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF CASH FLOWS

	For the year ending May 31, 2019	From September 13, 2017 (date of inception) to May 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,291)	$(1,710)
Adjustments to reconcile net loss to net cash used in operating activities		-
Expenses paid by related party	6,635	1,669
Changes in operating assets and liabilities		-
Accounts payable	4,702	-

NET CASH USED IN OPERATING ACTIVITIES	(3,955)	(41)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	50
Proceeds on sale of common stock	-	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,050

NET INCREASE IN CASH	(3,955)	4,009

CASH, BEGINNING OF PERIOD	4,009	-

CASH, END OF PERIOD	$54	$4,009

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $17,001. As at May 31, 2019, the Company has a working capital deficit of $13,001. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2019, the Company has issued 4,000,000 founders shares at $0.001 per share for net proceeds of $4,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Commitments and Contingencies

On September 26, 2018 the Company signed a lease for office space in San Francisco, California. The term of the lease is for one year at $54 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of May 31, 2019, there were no common stock equivalents outstanding.

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 (Audited)

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2019 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

As of May 31, 2019, 4,000,000 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended May 31, 2019, the Company received cash advances from its CEO of $1,350. Additionally, the CEO paid expenses of $5,285 on behalf of the Company. Total amount owed to the CEO as of May 31, 2019 is $8,353. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2019 (Audited)

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2019	May 31, 2018
Net loss before income taxes per financial statements	$(15,291)	$(1,710)
Income tax rate	21%	21%
Income tax recovery	(3,211)	(359)
Non-deductible	--	--
Valuation allowance change	3,211	359

Provision for income taxes	$–	$-

The significant component of deferred income tax assets at May 31, 2019 and 2018, is as follows:

	May 31, 2019	May 31, 2018
Net operating loss carry-forward	$3,570	$359
Valuation allowance	(3,570)	(359)
Net deferred income tax asset	$–	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of May 31, 2019, and 2018, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended May 31, 2019 and 2018 and no interest or penalties have been accrued as of May 31, 2019 and 2018. As of May 31, 2019, and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

During the subsequent period, the CEO paid expenses of $4,702 on behalf of the Company.

