Form 10-Q
period 2019-08-31
COCOLUV INC.
filed 2019-10-10
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

As of October 10, 2019, there were 4,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COCOLUV INC.

FINANCIAL STATEMENTS

August 31, 2019

(unaudited)

COCOLUV INC.

BALANCE SHEETS

	August 31, 2019	May 31, 2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,996	$54

TOTAL CURRENT ASSETS	$2,996	$54

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	7,113	4,702
Due to related party	13,265	8,353

TOTAL CURRENT LIABILITIES	20,378	13,055

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 4,000,000 shares of common stock (May 31, 2019 – 4,000,000)	4,000	4,000
Shares to be issued - (Refer Note 3)	3,000	-
Accumulated deficit	(24,382)	(17,001)

TOTAL STOCKHOLDERS’ DEFICIT	(17,382)	(13,001)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,996	$54

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended August 31, 2019	For the three months ended August 31, 2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$1,081	$844
Professional fees	6,300	6,700

TOTAL OPERATING EXPENSES	(7,381)	(7,544)

NET LOSS	(7,381)	(7,544)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE-MONTH PERIOD FROM JUNE 1, 2019 TO AUGUST 31, 2019

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Shares to be issued	Accumulated Deficit	Total

Balance, May 31, 2019	4,000,000	$4,000	$-	$-	$(17,001)	$(13,001)

Common shares sold	-	-	-	3,000	-	3,000

Net loss for the three-months ending August 31, 2019	-	-	-	-	(7,381)	(7,381)

Balance, August 31, 2019	4,000,000	$4,000	$-	$3,000	$(24,382)	$(17,382)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE-MONTHPERIOD FROM JUNE 1, 2018 TO AUGUST 31, 2018

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Shares to be issued	Total

Balance, May 31, 2018	4,000,000	$4,000	$-	$(1,710)	$-	$2,290

Net loss for the three-months ended August 31, 2018	-	-	-	(7,544)	-	(7,544)

Balance, August 31, 2018	4,000,000	$4,000	$-	$(9,254)	$-	$(5,254)

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the three-months ended August 31, 2019	For the three-months ended August 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,381)	$(7,544)
Adjustments to reconcile net loss to net cash used in operating activities		-
Expenses paid by related party	4,892	1,119
Changes in operating assets and liabilities		-
Accounts payable	2,411	2,500

NET CASH USED IN OPERATING ACTIVITIES	(78)	(3,925)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	20	-
Proceeds from shares to be issued	3,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,020	-

NET INCREASE IN CASH	2,942	(3,925)

CASH, BEGINNING OF PERIOD	54	4,009

CASH, END OF PERIOD	$2,996	$84

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2019 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $24,382. As at August 31, 2019, the Company has a working capital deficit of $17,382. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2019, the Company has issued 4,000,000 founders shares at $0.001 per share for net proceeds of $4,000 to the Company and Private Placements of 60,000 common shares at $0.05 per share for net proceeds of $3,000 . These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2019 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

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

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2019 (Unaudited)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of August 31, 2019, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2019 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

Between August 19, 2019 and August 28, 2019 the Company sold 60,000 shares of its common stock at $0.05 for $3,000 net proceeds to the Company. As of August 31, 2019 the Company had not issued these shares. This is reflected on the balance sheet as shares to be issued.

As of August 31, 2019, 4,000,000 common shares issued and outstanding.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2019 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three-month period ended August 31, 2019, the Company received cash advances from its CEO of $20. Additionally, the CEO paid expenses of $4,892 on behalf of the Company. Total amount owed to the CEO as of August 31, 2019 is $13,265. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

NOTE 5 – SUBSEQUENT EVENTS

During the subsequent period, the CEO paid expenses of $5,890 on behalf of the Company.

During the subsequent period, On September 8, 2019 the Company sold 8,000 shares of its common stock at $0.05 for $400 net proceeds to the Company. As of the filing of this report the Company had not issued these shares.

F-8

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

Results of Operations

For the three-month periods ended August 31, 2019 and August 31, 2018, we had no revenue. Expenses for the three-month period ended August 31, 2019 totaled $7,381 resulting in a net loss of $7,381, compared to expenses for the three-month period ended August 31, 2018, totaled $7,544 resulting in a net loss of $7,544. The net loss for the three-month period ended August 31, 2019 is a result of office and general expense of $7,381 comprised primarily of professional fees of $6,300; filing fees of $813; telephone expenses of $28; rent expenses of $162; and bank service charges of $78. Compared to expenses for the three-months ended August 31, 2018 is a result of office and general expenses of $7,544 comprised primarily of professional fees of $6,700; filing fees of $644; telephone expenses of $37; rent expense of $132; and bank service charges of $31. The decrease in expenses for the three-month period ended August 31, 2019 compared to August 31, 2018 is primarily due to a decrease in professional fees.

Capital Resources and Liquidity

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others by way of private placements. Since inception, we have raised $7,400 through the sale of Company’s common stock. We must raise additional cash to implement our strategy and stay in business.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

3

Between August 19, 2019 and August 28, 2019 the Company sold 60,000 shares of its common stock at $0.05 for $3,000 net proceeds to the Company. As of August 31, 2019 the Company had not issued these shares. This is reflected on the balance sheet as shares to be issued. During the subsequent period, On September 8, 2019 the Company sold 8,000 shares of its common stock at $0.05 for $400 net proceeds to the Company. As of the filing of this report the Company had not issued these shares.

As of August 31, 2019, we had $2,996 in cash as compared to $54 in cash at May 31, 2019. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of August 31, 2019, the Company’s officer and director Mr. Guillermo has loaned the Company $13,265 and Mr. Guillermo has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

4

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

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

5

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

6

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

* Included in Exhibit 31.1

** Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CocoLuv Inc.
(Registrant)

Date: October 10, 2019	By:	/s/ Reymund Guillermo
Reymund Guillermo
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8