Form 10-Q
period 2019-11-30
COCOLUV INC.
filed 2020-01-15
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 14, 2020, there were 4,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COCOLUV INC.

FINANCIAL STATEMENTS

November 30, 2019

(unaudited)

COCOLUV INC.

BALANCE SHEETS

	November 30, 2019	May 31, 2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,234	$54

TOTAL CURRENT ASSETS	$3,234	$54

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	4,400	4,702
Due to related party	21,769	8,353

TOTAL CURRENT LIABILITIES	26,169	13,055

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT		-
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 4,000,000 shares of common stock (May 31, 2019 – 4,000,000)	4,000	4,000
Shares to be issued - (Refer Note 3)	3,400	-
Accumulated deficit	(30,335)	(17,001)

TOTAL STOCKHOLDERS’ DEFICIT	(22,935)	(13,001)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,234	$54

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended November 30, 2019	For the three months ended November 30, 2018	For the six months ended November 30, 2019	For the six months ended November 30, 2018

REVENUE	$-	$-		$-

OPERATING EXPENSES
General and administrative	$2,053	$544	$3,134	$1,388
Professional fees	3,900	-	10,200	6,700

TOTAL OPERATING EXPENSES	(5,953)	(544)	(13,334)	(8,088)

NET LOSS	(5,953)	(544)	(13,334)	(8,088)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX-MONTH PERIOD FROM JUNE 1, 2019 TO NOVEMBER 30, 2019

	Common Stock		Additional
	Number of		Paid-in	Shares to	Accumulated
	shares	Amount	Capital	be issued	Deficit	Total
Balance, May 31, 2019	4,000,000	$4,000	$-	$-	$(17,001)	$(13,001)

Common shares sold	-	-	-	3,000	-	3,000

Net loss for the three-months ending August 31, 2019	-	-	-	-	(7,381)	(7,381)

Balance, August 31, 2019	4,000,000	4,000	-	3,000	(24,382)	(17,382)

Common shares sold	-	-	-	400	-	400

Net loss for three-months ending November 30, 2019	-	-	-	-	(5,953)	(5,953)

Balance, November 30, 2019	4,000,000	$4,000	$-	$3,400	$(30,335)	$(22,935)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX-MONTHPERIOD FROM JUNE 1, 2018 TO NOVMEBER 30, 2018

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total
Balance, May 31, 2018	4,000,000	$4,000	$-	$(1,710)	$2,290

Net loss for the three-months ended August 31, 2018	-	-	-	(7,544)	(7,544)

Balance, August 31, 2018	4,000,000	-	-	(9,254)	(5,254)

Net loss for the three-months ended November 30, 2019	-	-	-	(544)	(544)

Balance, November 30, 2018	4,000,000	$4,000	$-	$(9,798)	$(5,798)

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the six-months-ended November 30, 2019	For the six-months-ended November 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,334)	$(8,088)
Adjustments to reconcile net loss to net cash used in operating activities		-
Expenses paid by related party	13,396	2,859
Changes in operating assets and liabilities		-
Accounts payable	(302)	-

NET CASH USED IN OPERATING ACTIVITIES	(240)	(5,229)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	20	1,250
Proceeds from shares to be issued	3,400	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,420	1,250

NET INCREASE IN CASH	3,180	(3,979)

CASH, BEGINNING OF PERIOD	54	4,009

CASH, END OF PERIOD	$3,234	$30

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2019 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $30,335. As at November 30, 2019, the Company has a working capital deficit of $22,935. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2019, the Company has issued 4,000,000 founders shares at $0.001 per share for net proceeds of $4,000 to the Company and Private Placements of 68,000 common shares at $0.05 per share for net proceeds of $3,400 . These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2019 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

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

Commitments and Contingencies

On September 26, 2018 the Company signed a lease for office space in San Francisco, California. The term of the lease is for one year at $54 per month. The term of the lease is for automatically renewed annually at $54 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

COCOLUV INC.
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2019 (Unaudited)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of November 30, 2019, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2019 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

Between August 19, 2019 and September 12, 2019 the Company sold 68,000 shares of its common stock at $0.05 for $3,400 net proceeds to the Company. As of November 30, 2019 the Company had not issued these shares. This is reflected on the balance sheet as shares to be issued.

During the subsequent period, On December 11, 2019 the Company sold 10,000 shares of its common stock at $0.05 for $500 net proceeds to the Company. As of the filing of this report the Company had not issued these shares.

As of November 30, 2019, 4,000,000 common shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six-month period ended November 30, 2019, the Company received cash advances from its CEO of $20. Additionally, the CEO paid expenses of $13,396 on behalf of the Company. Total amount owed to the CEO as of November 30, 2019 is $21,769. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

NOTE 5 – SUBSEQUENT EVENTS

During the subsequent period, On December 11, 2019 the Company sold 10,000 shares of its common stock at $0.05 for $500 net proceeds to the Company. As of the filing of this report the Company had not issued these shares.

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

Results of Operations Three and Six month periods

For the three-month periods ended November 30, 2019 and November 30, 2018, we had no revenue. Expenses for the three-month period ended November 30, 2019 totaled $5,953 resulting in a net loss of $5,953, compared to expenses for the three-month period ended November 30, 2018, totaled $544 resulting in a net loss of $544. The net loss for the three-month period ended November 30, 2019 is a result of office and general expense of $5,953 comprised primarily of professional fees of $3,900; filing fees of $1,590; telephone expenses of $28; rent expenses of $274; and bank service charges of $161. Compared to expenses for the three-months ended November 30, 2018 is a result of office and general expenses of $544 comprised primarily of filing fees of $321; telephone expenses of $28; rent expense of $162; and bank service charges of $33. The increase in expenses for the three-month period ended November 30, 2019 compared to November 30, 2018 is primarily due to an increase in professional fees and filing fees during the period.

For the six-month periods ended November 30, 2019 and November 30, 2018, we had no revenue. Expenses for the six-month period ended November 30, 2019 totaled $13,334 resulting in a net loss of $13,334, compared to expenses for the six-month period ended November 30, 2018, totaled $8,088 resulting in a net loss of $8,088. The net loss for the six-month period ended November 30, 2019 is a result of office and general expense of $13,334 comprised primarily of professional fees of $10,200; filing fees of $2,403; telephone expenses of $55; rent expenses of $436; and bank service charges of $240. Compared to expenses for the six-months ended November 30, 2018 is a result of office and general expenses of $8,0888 comprised primarily of professional fees of $6,700; filing fees of $965; telephone expenses of $65; rent expense of $294; and bank service charges of $64. The increase in expenses for the six-month period ended November 30, 2019 compared to November 30, 2018 is primarily due to an increase in professional fees and filing fees during the period.

Capital Resources and Liquidity

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others by way of private placements. Since inception, we have raised $7,900 through the sale of Company’s common stock. We must raise additional cash to implement our strategy and stay in business.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

Between August 19, 2019 and August 28, 2019 the Company sold 60,000 shares of its common stock at $0.05 for $3,000 net proceeds to the Company. As of August 31, 2019 the Company had not issued these shares. This is reflected on the balance sheet as shares to be issued. During the subsequent period, On September 8, 2019 the Company sold 8,000 shares of its common stock at $0.05 for $400 net proceeds to the Company. On December 11, 2019 the Company sold 10,000 shares of its common stokc at $0.05 for $500 net proceeds to the Company. As of the filing of this report the Company had not issued these shares.

As of November 30, 2019, we had $3,234 in cash as compared to $54 in cash at May 31, 2019. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2019, the Company’s officer and director Mr. Guillermo has loaned the Company $21,769 and Mr. Guillermo has indicated that he may be willing to provide a maximum of $50,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin the development of our proposed business plan to purchase overstocked inventory items and offer them to the public via a web-based on-line store and hire additional consultants to setup out website within the next 12 month period.

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

______________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CocoLuv Inc.
(Registrant)

Date: January 14, 2020	By:	/s/ Reymund Guillermo
Reymund Guillermo
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

