Form 10-Q
period 2020-02-29
COCOLUV INC.
filed 2020-04-14
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

As of April 14, 2020, there were 4,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COCOLUV INC.

FINANCIAL STATEMENTS

February 29, 2020

(unaudited)

COCOLUV INC.

BALANCE SHEETS

	February 29, 2020	May 31, 2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$332	$54

TOTAL CURRENT ASSETS	$332	$54

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	6,550	4,702
Due to related party	24,428	8,353

TOTAL CURRENT LIABILITIES	30,978	13,055

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT		-
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
4,000,000 shares of common stock (May 31, 2019 – 4,000,000)	4,000	4,000
Shares to be issued - (Refer Note 3)	11,400	-
Accumulated deficit	(46,046)	(17,001)

TOTAL STOCKHOLDERS’ DEFICIT	(30,646)	(13,001)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$332	$54

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended February 29, 2020	For the three months ended February 28, 2019	For the nine months ended February 29, 2020	For the nine months ended February 28, 2019

REVENUE	$-	$-		$-

OPERATING EXPENSES
General and administrative	$811	$443	$3,945	$1,831
Professional fees	14,900	2,500	25,100	9,200

TOTAL OPERATING EXPENSES	15,711	2,943	29,045	11,031

NET LOSS	(15,711)	(2,943)	(29,045)	(11,031)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE-MONTH PERIOD FROM JUNE 1, 2019 TO FEBRUARY 29, 2020

	Common Stock		Additional Paid-in	Shares to	Accumulated
	Number of shares	Amount	Capital	be issued	Deficit	Total

Balance, May 31, 2019	4,000,000	$4,000	$-	$-	$(17,001)	$(13,001)

Common shares sold	-	-	-	3,000	-	3,000

Net loss for the three-months ending August 31, 2019	-	-	-	-	(7,381)	(7,381)

Balance, August 31, 2019	4,000,000	4,000	-	3,000	(24,382)	(17,382)

Common shares sold	-	-	-	400	-	400

Net loss for three-months ending November 30, 2019	-	-	-	-	(5,953)	(5,953)

Balance, November 30, 2019	4,000,000	4,000	-	3,400	(30,335)	(22,935)

Common shares sold				8,000	-	8,000

Net loss for the three-months ending February 29, 2020	-	-	-	-	(15,711)	(15,711)

Balance, February 29, 2020	4,000,000	$4,000	$-	$11,400	$(46,046)	$(30,646)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE-MONTHPERIOD FROM JUNE 1, 2018 TO FEBRUARY 28, 2019

	Common Stock		Additional Paid-in	Accumulated
	Number of shares	Amount	Capital	Deficit	Total

Balance, May 31, 2018	4,000,000	$4,000	$-	$(1,710)	$2,290

Net loss for the three-months ended August 31, 2018	-	-	-	(7,544)	(7,544)

Balance, August 31, 2018	4,000,000	-	-	(9,254)	(5,254)

Net loss for the three-months ended November 30, 2019	-	-	-	(544)	(544)

Balance, November 30, 2018	4,000,000	4,000	-	(9,798)	(5,798)

Net loss for the three months ended February 28, 2019				(2,943)	(2,943)

Balance, February 28, 2019	4,000,000	$4,000	$-	$(12,741)	$(8,741)

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the nine-months-ended February 29, 2020	For the nine-months-ended February 28, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,045)	$(11,031)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	16,055	3,067
Changes in operating assets and liabilities
Accounts payable	1,848	2,702

NET CASH USED IN OPERATING ACTIVITIES	(11,142)	(5,262)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	20	1,350
Proceeds from shares to be issued	11,400	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,420	1,350

NET INCREASE IN CASH	278	(3,912)

CASH, BEGINNING OF PERIOD	54	4,009

CASH, END OF PERIOD	$332	$97
SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31.  The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $46,046.  As at February 29, 2020, the Company has a working capital deficit of $30,646.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 29, 2020, the Company has issued 4,000,000 founders shares at $0.001 per share for net proceeds of $4,000 to the Company and Private Placements of 228,000 common shares at $0.05 per share for net proceeds of $11,400. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2019 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

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

Commitments and Contingencies

On September 26, 2018 the Company signed a lease for office space in San Francisco, California. The term of the lease is for one year at $54 per month. The term of the lease is for automatically renewed annually at $68 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020 (Unaudited)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of February 29, 2020, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 29, 2020 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

Between August, 2019 and February, 2020 the Company sold 228,000 shares of its common stock at $0.05 for $11,400 net proceeds to the Company. As of February 29, 2020 the Company had not issued these shares.  This is reflected on the balance sheet as shares to be issued.

During the subsequent period, on March 3, 2020 the Company sold 60,000 shares of its common stock at $0.05 for $3,000 net proceeds to the Company. As of the filing of this report the Company had not issued these shares.

As of February 29, 2020, 4,000,000 common shares issued and outstanding.

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2020 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine-month period ended February 29, 2020, the Company received cash advances from its CEO of $20. Additionally, the CEO paid expenses of $16,055 on behalf of the Company. Total amount owed to the CEO as of February 29, 2020 is $24,428. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On September 30, 2017, the Company issued 4,000,000 common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

NOTE 5 – SUBSEQUENT EVENTS

During the subsequent period, on March 3, 2020 the Company sold 60,000 shares of its common stock at $0.05 for $3,000 net proceeds to the Company. As of the filing of this report the Company had not issued these shares.

During the subsequent period, on March, 2020, the Company received cash advances from its CEO of $2,530.  The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations Three and Nine-month periods

For the three-month periods ended February 29, 2020 and February 28, 2019, we had no revenue. Expenses for the three-month period ended February 29, 2020 totaled $15,711 resulting in a net loss of $15,711, compared to expenses for the three-month period ended February 28, 2019, totaled $2,943 resulting in a net loss of $2,943. The net loss for the three-month period ended February 29, 2020 is a result of office and general expense of $15,711 comprised primarily of professional fees of $14,900; filing fees of $500; telephone expenses of $27; rent expenses of $231; and bank service charges of $53. Compared to expenses for the three-months ended February 28, 2019 is a result of office and general expenses of $2,943 comprised primarily of professional fees of $2,500; filing fees of $202; telephone expenses of $18; rent expense of $190; and bank service charges of $33. The increase in expenses for the three-month period ended February 29, 2020 compared to February 28, 2019 is primarily due to an increase in professional fees, which is consulting increasing $11,000 during the period.

For the nine-month periods ended February 29, 2020 and February 28, 2019, we had no revenue. Expenses for the nine-month period ended February 29, 2020 totaled $29,045 resulting in a net loss of $29,045, compared to expenses for the nine-month period ended February 28, 2019, totaled $11,031 resulting in a net loss of $11,031. The net loss for the nine-month period ended February 29, 2020 is a result of office and general expense of $29,045 comprised primarily of professional fees of $25,100; filing fees of $2,903; telephone expenses of $82; rent expenses of $668; and bank service charges of $292. Compared to expenses for the nine-months ended February 28, 2019 is a result of office and general expenses of $11,031 comprised primarily of professional fees of $9,200; filing fees of $1,166; telephone expenses of $84; rent expense of $484; and bank service charges of $97. The increase in expenses for the nine-month period ended February 29, 2020 compared to February 28, 2019 is primarily due to an increase in professional fees, which is consulting fee increase $11,000 and legal and accounting fee increase $7,100 during the period.

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

Between August 19, 2019 to February 2020, the Company sold 228,000 shares of its common stock at $0.05 for $11,400 net proceeds to the Company. As of February 29, 2020 the Company had not issued these shares. This is reflected on the balance sheet as shares to be issued.

During the subsequent period, on March 3, 2020 the Company sold 60,000 shares of its common stock at $0.05 for $3,000 net proceeds to the Company. As of the filing of this report the Company had not issued these shares. During the subsequent period, on March, 2020, the Company received cash advances from its CEO of $2,530. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

As of February 29, 2020, we had $332 in cash as compared to $54 in cash at May 31, 2019. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 29, 2020, the Company’s officer and director Mr. Guillermo has loaned the Company $24,428 and Mr. Guillermo has indicated that he may be willing to provide a maximum of $60,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin the development of our proposed business plan to purchase overstocked inventory items and offer them to the public via a web-based on-line store and hire additional consultants to setup out website within the next 24 month period.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CocoLuv Inc. (Registrant)

Date: April 14, 2020	By:	/s/ Reymund Guillermo
Reymund Guillermo
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

