Form 10-K
period 2020-05-31
COCOLUV INC.
filed 2020-08-31
CIK 1729637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended May 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of August 31, 2020 the Company has 64,900,000 shares of common stock issued and outstanding.

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

Corporate History

CocoLuv Inc. was incorporated on September 13, 2017 under the laws of the State of Nevada. Reymund Guillermo has served as President and Chief Executive Officer, and Mr. Geoff Norman is our Secretary/Treasurer of our company from September 13, 2017 to the current date. No person other than Mr. Guillermo has acted as a promoter of CocoLuv Inc. since our inception. Other than the 200,000,000 (4,000,000 pre-split) common shares issued by the Company, to Mr. Guillermo, at a purchase price of $0.00002 per share for net proceeds to the Company of $3,990, no other shares have been issued by the Company.

Recent Developments

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31, 2020 is 64,900,000.

On September 30, 2017, the Company issued 200,000,000 (4,000,000 pre-split) common shares at $0.00002 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

Between August 2019 and April, 2020 the Company sold 14,900,000 (298,000 pre-split) shares of its common stock at $0.001 for $14,900 net proceeds to the Company.

On May 20, 2020, the founding shareholder of the Company returned 150,000,000 (pre-split 3,000,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000066 per share for a total consideration of $10 to the shareholder.

On May 20, 2020, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 50:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

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

Competition

According to Euromonitor International the category leader L'Oréal USA saw healthy growth of 6% in current value terms in 2016, which enabled it to maintain its value share of 22%. This growth was championed by its Garnier brand, which saw overall current value growth of 40% in hair care in 2016 as its value share rose from 2% to 3%. Garnier's success was due to the launch of its on-trend Whole Blends line, catering to demand for natural and botanical products. However, L'Oréal's growth continues to be constrained by its focus on the declining category of colorants, which it led in 2016 with a 40% value share.

Segmentation and customization are set to be the major areas of consumer interest in hair care in the US over the forecast period. Each American consumer tends to view their hair as unique and this means that they will likely be prepared to look for products which they see as tailored towards their own hair. A major component of this will be the growth anticipated in the area of multicultural hair care space as women of color turn to brands which address their specific hair care needs, especially needs that they feel that mainstream brands currently fail to meet. African Americans are turning away from relaxants and are instead buying increasing amounts of other hair care products designed for textured hair, a trend that will likely continue for some time. L’Oréal-owned brand Carol's Daughter is benefitting from the growth of multicultural hair care, as are Shea Moisture and Mexican hair care brand Tio Nacho. Latino and multiracial women have also traditionally struggled to find hair care products which meet their unique needs and represent a fast-growing area of the population with increasing spending power.

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

Leverage Social Reviews to Automate Word of Mouth Marketing; - Using product reviews to create trust and provide insights on your products is a great way to increase sales. Yotpo is a popular free social review app that's available in Shopify's app store. The app helps convert over 8% of customers to reviewers through their mail after purchase email which results in a large number of reviews being created. The process is automated.

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

Employees

As of May 31, 2020, other than its President, Mr. Reymund Guillermo and Mr. Geoff Norman, its Secretary/Treasurer. The Company has no other employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended May 31, 2020 and May 31, 2019.

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

Results of Operations

Fiscal Year Ended May 31, 2020 compared to May 31, 2019

We did not earn any revenues for the years ended May 31, 2020 and May 31, 2019.

Expenses for the year ended May 31, 2020 totaled $36,452 consisting primarily of operating expenses of $36,452 resulting in a net loss of $36,452. Comprised of $31,800 in professional fees; filing fees of $2,903; rent expenses of $899; telephone expenses of $110; and bank services charges of $740. Expenses for the year ended May 31, 2019 totaled $15,291. Comprised of $12,700 in professional fees; filing fees of $1,677; rent expenses of $674; telephone expenses of $110; and bank services charges of $130. The increase in professional expenses from fiscal 2020 to fiscal 2019 was primarily due to the increase in consulting expenses.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of May 31, 2020, we had $494 of cash compared to $54 of cash as of May 31, 2019. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $53,453.  As at May 31, 2020, the Company has working capital deficit of $34,563.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited financial statements for the fiscal year ended May 31, 2020 and May 31, 2019, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control -. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of May 31, 2020.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of May 31, 2020 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended May 31, 2020.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Reymund Guillermo	35	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Geoff Norman	54	Secretary and Treasurer

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended May 31, 2020 and May 31, 2019.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Reymund Guillermo President, Chief Executive Officer, Chief Financial Officer	2020	-	-	-	-	-	0
Reymund Guillermo	2019	-	-	-	-	-	0
Geoff Norman Secretary/Treasurer	2020	-	-	-	-	-	0
Geoff Norman	2019	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2020 and 2019. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended May 31, 2020 and 2019 for CocoLuv Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the years ended May 31, 2020 and May 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of May 31, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of May 31, 2020 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Reymund Guillermo	50,000,000	77%
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors; San Antonio, Gerona Tarlac, Philippines, 2302

All officers and directors as a group	50,000,000	77%

_______

(1)       Based on 64,900,000 shares of common stock issued and outstanding as of May 31, 2020.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the period ended May 31, 2020, the CEO paid expenses of $19,863 and on behalf of the Company and provided $330 in additional loans to the Company. Total amount owed to the CEO as of May 31, 2020 is $28,557 (May 31, 2019- $8,353). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On May 20, 2020, the founding shareholder of the Company returned 150,000,000 (pre-split 3,000,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000066 per share for a total consideration of $10 to the shareholder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended May 31, 2020, audit fees were $11,600. For the year May 31, 2019, audit fees were $8,000.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2020 and 2019 were pre-approved by our Board.

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

CocoLuv Inc.

Dated: August 31, 2020	By:	/s/ Reymund Guillermo
Reymund Guillermo President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Reymund Guillermo	August 31, 2020
Reymund Guillermo President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

______

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on August 28, 2018.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on August 28, 2018

* Included in Exhibit 31.1

** Included in Exhibit 32.1

COCOLUV INC.

FINANCIAL STATEMENTS

May 31, 2020

F- 1

PLS CPA, A PROFESSIONAL CORPORATION

♦ 4725 MERCURY STREET #210 ♦ SAN DIEGO ♦ CALIFORNIA 92111 ♦

♦ TELEPHONE (858)722-5953 ♦ FAX (858) 761-0341 ♦ FAX (858) 764-5480

♦ E-MAIL changgpark@gmail.com ♦

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Cocoluv Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cocoluv Inc. (the Company) as of May 31, 2020 and 2019, the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended May 31, 2020 and 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a loss from operations through May 31, 2020, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PLS CPA

PLS CPA, A Professional Corp

We have served as the Company’s auditor since 2018.

San Diego, CA. 92111

August 31, 2020

F- 2

COCOLUV INC.

BALANCE SHEETS

	May 31, 2020	May 31, 2019

ASSETS

CURRENT ASSETS
Cash	$494	$54

TOTAL CURRENT ASSETS	$494	$54

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

CURRENT LIABILITIES
Accounts payable	6,500	4,702
Due to related party	28,557	8,353

TOTAL CURRENT LIABILITIES	35,057	13,055

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)		-
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 64,900,000 shares of common stock (May 31, 2019 – 200,000,000)	64,900	200,000
Additional paid in capital	(46,010)	(196,000)
Accumulated deficit	(53,453)	(17,001)

TOTAL STOCKHOLDERS’ (DEFICIT)	(34,563)	(13,001)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$494	$54

The accompanying notes are an integral part of these financial statements.

F- 3

COCOLUV INC.

STATEMENTS OF OPERATIONS

	For the year ended May 31, 2020	For the year ended May 31, 2019

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$4,652	$2,591
Professional fees	31,800	12,700

TOTAL OPERATING EXPENSES	(36,452)	(15,291)

NET LOSS	(36,452)	(15,291)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	196,794,536	200,000,000

The accompanying notes are an integral part of these financial statements.

F- 4

COCOLUV INC.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR YEARS ENDED MAY 31, 2019 AND MAY 31, 2020

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, May 31, 2018	200,000,000	$200,000	$(196,000)	$(1,710)	$2,290
Net loss for the period from inception through May 31, 2019	-	-	-	(15,291)	(15,291)

Balance, May 31, 2019	200,000,000	$200,000	$(196,000)	$(17,001)	$(13,001)

Shares issued for cash – at $0.001	14,900,000	14,900	-	-	14,900

Shares Cancelled- at $0.000000066	(150,000,000)	(150,000)	149,990	-	(10)

Net loss for the year ending May 31, 2020	-	-	-	(36,452)	(36,452)

Balance, May 31, 2020	64,900,000	$64,900	$(46,010)	$(53,453)	$(34,563)

May 20, 2020, the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share

The accompanying notes are an integral part of these financial statements.

F- 5

COCOLUV INC.

STATEMENTS OF CASH FLOWS

	For the year ending May 31, 2020	For the year ending May 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(36,452)	$(15,291)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	19,874	6,635
Changes in operating assets and liabilities
Accounts payable	1,798	4,702

NET CASH USED IN OPERATING ACTIVITIES	(14,780)	(3,955)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	330	-
Payment of purchase common stock	(10)
Proceeds on sale of common stock	14,900	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,220	-

NET INCREASE IN CASH	440	(3,955)

CASH, BEGINNING OF PERIOD	54	4,009

CASH, END OF PERIOD	$494	$54

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

F- 6

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $53,453. As at May 31, 2020, the Company has a working capital deficit of $34,563. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2020, the Company has issued 50,000,000 founders shares for net proceeds of $3,990 and 14,900,000 private placement shares for net proceeds of $14,900 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Commitments and Contingencies

On September 26, 2018 the Company signed a lease for office space in San Francisco, California. The term of the lease is for one year and is then renewed on a month to month basis. Current monthly rent is $67 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of May 31, 2020, there were no common stock equivalents outstanding.

F- 7

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2020 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31, 2020 is 64,900,000.

On September 30, 2017, the Company issued 200,000,000 (4,000,000 pre-split) common shares at $0.00002 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

Between August, 2019 and April, 2020 the Company sold 14,900,000 (298,000 pre-split) shares of its common stock at $0.001 for $14,900 net proceeds to the Company.

On May 20, 2020, the founding shareholder of the Company returned 150,000,000 (pre-split 3,000,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000066 per share for a total consideration of $10 to the shareholder.

On May 20, 2020, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 50:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended May 31, 2020, the CEO paid expenses of $19,863 and on behalf of the Company and provided $330 in additional loans to the Company. Total amount owed to the CEO as of May 31, 2020 is $28,557 (May 31, 2019- $8,353). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

F- 8

COCOLUV INC.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2020 (Audited)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

On May 20, 2020, the founding shareholder of the Company returned 150,000,000 (pre-split 3,000,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000066 per share for a total consideration of $10 to the shareholder.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2020	May 31, 2019

Net loss before income taxes per financial statements	$(36,453)	$(15,291)
Income tax rate	21%	21%
Income tax recovery	(7,655)	(3,211)
Non-deductible	--	--
Valuation allowance change	7.655	3,211

Provision for income taxes	$–	$-

The significant component of deferred income tax assets at May 31, 2020, is as follows:

	May 31, 2020	May 31, 2019
Net operating loss carry-forward	$11,225	$3,570
Valuation allowance	(11,225)	(3,570)

Net deferred income tax asset	$–	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of May 31, 2020, and 2019, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended May 31, 2020 and 2019 and no interest or penalties have been accrued as of May 31, 2020 and 2019. As of May 31, 2020, and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

During August 2020, the CEO paid expenses of $2,000 and on behalf of the Company. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

F- 9