Form 10-Q
period 2020-08-31
COCOLUV INC.
filed 2020-10-09
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

As of October 9, 2020, there were 64,900,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COCOLUV INC.

FINANCIAL STATEMENTS

August 31, 2020

(unaudited)

COCOLUV INC.

BALANCE SHEETS

	August 31, 2020 (Unaudited)	May 31, 2020 (Audited)

ASSETS

CURRENT ASSETS
Cash	$461	$494

TOTAL CURRENT ASSETS	$461	$494

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

CURRENT LIABILITIES
Accounts payable	11,000	6,500
Due to related party	30,786	28,557

TOTAL CURRENT LIABILITIES	41,786	35,057

COMMITMENTS AND CONTINGENCIES		-
STOCKHOLDERS’ (DEFICIT)
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 64,900,000 shares of common stock (May 31, 2020 – 64,900,000)	64,900	64,900
Additional paid in capital	(46,010)	(46,010)
Accumulated deficit	(60,215)	(53,453)

TOTAL STOCKHOLDERS’ (DEFICIT)	(41,325)	(34,563)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$461	$494

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three- months ended August 31, 2020	For the three- months ended August 31, 2019

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$762	$1,081
Professional fees	6,000	6,300

TOTAL OPERATING EXPENSES	(6,762)	(7,381)

NET LOSS	(6,762)	(7,381)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,900,000	200,000,000

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THREE-MONTH ENDED JUNE 1, 2020 AND AUGUST 31, 2020

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, May 31, 2020	64,900,000	$64,900	$(46,010)	$(53,453)	$34,563

Net loss for the three-months ended August 31, 2020	-	-	-	(6,762)	(6,762)

Balance, August 31, 2020 (unaudited)	64,900,000	$64,900	$(46,010)	$(60,215)	$(41,325)

May 20, 2020, the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share

COCOLUV INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE-MONTH PERIOD FROM JUNE 1, 2019 TO AUGUST 31, 2019

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Shares to be issued	Accumulated Deficit	Total

Balance, May 31, 2019	200,000,000	$200,000	$(196,000)	$-	$(17,001)	$(13,001)

Common shares sold	-	-	-	3,000	-	3,000

Net loss for the three-months ending August 31, 2019	-	-	-	-	(7,381)	(7,381)

Balance, August 31, 2019 (unaudited)	200,000,000	$200,000	$(196,000)	$3,000	$(24,382)	$(17,382)

May 20, 2020, the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	For the three-months ending August 31, 2020	For the three-months ending August 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,762)	$(7,381)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	2,229	4,892
Changes in operating assets and liabilities
Accounts payable	4,500	2,411

NET CASH USED IN OPERATING ACTIVITIES	(33)	(78)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	20
Proceeds from shares to be issued	-	3,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	3,020

NET INCREASE IN CASH	(33)	(2,942)

CASH, BEGINNING OF PERIOD	494	54

CASH, END OF PERIOD	$461	$2,996

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2020 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $60,215.As at August 31, 2020, the Company has a working capital deficit of $41,325.The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2020, the Company has issued 50,000,000 founders shares for net proceeds of $3,990 and 14,900,000 private placement shares for net proceeds of $14,900 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2020 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

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

COCOLUV INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2020 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of August 31, 2020, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2020 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of August 31, 2020 is 64,900,000.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three-month ended August 31, 2020, the CEO paid expenses of $2,229 and on behalf of the Company. Total amount owed to the CEO as of August 31, 2020 is $30,786 (May 31, 2020- $28,557). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

During October 2020, the CEO paid expenses of $4,500 and on behalf of the Company. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Business Overview

CocoLuv Inc. (“CocoLuv Inc.” or the “Company”) was incorporated in the State of Nevada. We are an early stage company that plans to commence operations as an online retailer offering was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31.The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

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

Results of Operations Three and Nine-month periods

For the three-month periods ended August 31, 2020 and August 31, 2019, we had no revenue. Expenses for the three-month period ended August 31, 2020 totaled $6,762 resulting in a net loss of $6,762, The net loss for the three-month period ended August 31, 2020 is a result of office and general expense of $6,762; comprised primarily of professional fees of $6,000; filing fees of $500; telephone expenses of $28; rent expenses of $201; and bank service charges of $33. Expenses for the three-months ended August 31, 2019 totaled $7,381 resulting in a net loss of $7,381. The net loss for the three-month period ended August 31, 2019 is a result of office and general expenses of $7,381; comprised primarily of professional fees of $6,300; filing fees of $813; telephone expenses of $28; rent expense of $162; and bank service charges of $78. The decrease in expenses for the three-month period ended August 31, 2020 compared to August 31, 2019 is primarily due to an decrease in professional fees and filing fees.

Capital Resources and Liquidity

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others by way of private placements. Since inception, we have raised $18,900 through the sale of Company’s common stock. We must raise additional cash to implement our strategy and stay in business.

As of August 31, 2020, we had $461 of cash compared to $494 of cash as of May 31, 2020. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $60,215. As at August 31, 2020, the Company has working capital deficit of $41,325.

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

___________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CocoLuv Inc.
(Registrant)

Date: October 9, 2020	By:	/s/ Reymund Guillermo
Reymund Guillermo
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

