Form 10-Q
period 2020-11-30
COCOLUV INC.
filed 2021-01-14
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

As of January 14, 2021, there were 64,900,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COCOLUV INC.

FINANCIAL STATEMENTS

November 30, 2020

(unaudited)

COCOLUV INC.

BALANCE SHEETS

	November 30, 2020 (Unaudited)	May 31, 2020 (Audited)

ASSETS

CURRENT ASSETS
Cash	$428	$494

TOTAL CURRENT ASSETS	$428	$494

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

CURRENT LIABILITIES
Accounts payable	399	6,500
Due to related party	50,355	28,557

TOTAL CURRENT LIABILITIES	50,754	35,057

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ (DEFICIT)
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 64,900,000 shares of common stock (May 31, 2020 – 64,900,000)	64,900	64,900
Additional paid in capital	(46,010)	(46,010)
Accumulated deficit	(69,216)	(53,453)

TOTAL STOCKHOLDERS’ (DEFICIT)	(50,326)	(34,563)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$428	$494

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended November 30, 2020	For the three months ended November 30, 2019	For the six months ended November 30, 2020	For the six months ended November 30, 2019

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	$3,001	$2,053	$3,763	$3,134
Professional fees	6,000	3,900	12,000	10,200

TOTAL OPERATING EXPENSES	(9,001)	(5,953)	(15,763)	(13,334)

NET LOSS	(9,001)	(5,953)	(15,763)	(13,334)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,900,000	200,000,000	64,900,000	200,000,000

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THE SIX-MONTH ENDED FROM JUNE 1, 2020 TO NOVEMBER 30, 2020

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, May 31, 2020	64,900,000	$64,900	$(46,010)	$(53,453)	$(34,563)

Net loss for the three-months ended August 31, 2020	-	-	-	(6,762)	(6,762)

Balance, August 31, 2020 (unaudited)	64,900,000	$64,900	$(46,010)	$(60,215)	$(41,325)

Net loss for the three-months ended November 30, 2020	-	-	-	(9,001)	(9,001)

Balance, November 30, 2020 (unaudited)	64,900,000	$64,900	$(46,010)	$(69,216)	$(50,326)

May 20, 2020, the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share

COCOLUV INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX-MONTH PERIOD FROM JUNE 1, 2019 TO NOVEMBER 30, 2019

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Shares to be issued	Accumulated Deficit	Total

Balance, May 31, 2019	200,000,000	$200,000	$(196,000)	$-	$(17,001)	$(13,001)

Common shares sold	-	-	-	3,000	-	3,000

Net loss for the three-months ending August 31, 2019	-	-	-	-	(7,381)	(7,381)

Balance, August 31, 2019	200,000,000	$200,000	$(196,000)	$3,000	$(24,382)	$(17,382)

Common shares sold	-	-	-	400	-	400

Net loss for three-month period ended November 30, 2019	-	-	-	-	(5,953)	(5,953)

Balance, November 30, 2019 (unaudited)	200,000,000	$200,000	$(196,000)	$3,400	$(30,335)	$(22,935)

May 20, 2020, the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share.

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-months ending November 30, 2020	For the six-months ending November 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,763)	$(13,334)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	21,798	13,396
Changes in operating assets and liabilities
Accounts payable	(6,101)	(302)

NET CASH USED IN OPERATING ACTIVITIES	(66)	(240)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	20
Proceeds from shares to be issued	-	3,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	(66)	3,420

NET INCREASE IN CASH	(66)	3,180

CASH, BEGINNING OF PERIOD	494	54

CASH, END OF PERIOD	$428	$3,234

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2020 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $69,216. As at November 30, 2020, the Company has a working capital deficit of $50,326.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2020, the Company has issued 50,000,000 founders shares for net proceeds of $3,990 and 14,900,000 private placement shares for net proceeds of $14,900 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2020 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

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

Commitments and Contingencies

On September 26, 2018 the Company signed a lease for office space in San Francisco, California. The term of the lease is for one year and is then renewed on a month to month basis.  Current monthly rent is $71 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2020 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of November 30, 2020, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2020 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2020 (Unaudited)

NOTE 3 – COMMON STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued. Total shares issued and outstanding as of November 30, 2020 is 64,900,000.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six-month ended November 30, 2020, the CEO paid expenses of $21,798 and on behalf of the Company. Total amount owed to the CEO as of November 30, 2020 is $50,355 (May 31, 2020- $28,557). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations Three and Six-month periods

For the three-month periods ended November 30, 2020 and November 30, 2019, we had no revenue. Expenses for the three-month period ended November 30, 2020 totaled $9,001 resulting in a net loss of $9,001, compared to expenses for the three-month period ended November 30, 2019, totaled $5,953 resulting in a net loss of $5,953. The net loss for the three-month period ended November 30, 2020 is a result of office and general expense of $9,001 comprised primarily of professional fees of $6,000; filing fees of $1,833; telephone expenses of $27; rent expenses of $312; transfer agent expenses of $796; and bank service charges of $33.  Compared to expenses for the three-months ended November 30, 2019 is a result of office and general expenses of $5,953 comprised primarily of professional fees of $3,900;  filing fees of $1,590; telephone expenses of $28; rent expense of $274; and bank service charges of $161. The increase in expenses for the three-month period ended November 30, 2020 compared to November 30, 2019 is primarily due to an increase in professional fees and filing fees during the period.

For the six-month periods ended November 30, 2020 and November 30, 2019, we had no revenue. Expenses for the six-month period ended November 30, 2020 totaled $15,763 resulting in a net loss of $15,763, compared to expenses for the six-month period ended November 30, 2019, totaled $13,334 resulting in a net loss of $13,334. The net loss for the six-month period ended November 30, 2020 is a result of office and general expense of $15,763 comprised primarily of professional fees of $12,000; filing fees of $2,333; telephone expenses of $55; rent expenses of $513; transfer agent expenses of $796; and bank service charges of $66.  Compared to expenses for the six-months ended November 30, 2019 is a result of office and general expenses of $13,334 comprised primarily of professional fees of $10,200; filing fees of $2,403; telephone expenses of $55; rent expense of $436; and bank service charges of $240. The increase in expenses for the six-month period ended November 30, 2020 compared to November 30, 2019 is primarily due to an increase in professional fees during the period.

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

As of November 30, 2020, we had $428 of cash compared to $494 of cash as of May 31, 2020. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $69,216.  As at November 30, 2020, the Company has working capital deficit of $50,326.

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

CocoLuv Inc. (Registrant)

Date: January 14, 2021	By:	/s/ Reymund Guillermo
Reymund Guillermo
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

