Form 10-Q
period 2021-02-28
COCOLUV INC.
filed 2021-04-12
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of April 12, 2021, there were 64,900,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COCOLUV INC.

FINANCIAL STATEMENTS

February 28, 2021

(unaudited)

COCOLUV INC.

BALANCE SHEETS

	February 28, 2021	May 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$385	$494

TOTAL CURRENT ASSETS	$385	$494

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	5,019	6,500
Due to related party	57,991	28,557

TOTAL CURRENT LIABILITIES	63,010	35,057

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 64,900,000 shares of common stock (May 31, 2020 –64,900,000)	64,900	64,900
Addition paid in capital	(46,010)	(46,010)
Accumulated deficit	(81,515)	(53,453)

TOTAL STOCKHOLDERS’ DEFICIT	(62,625)	(34,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$385	$494

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended February 28, 2021	For the three months ended February 29, 2020	For the nine months ended February 28, 2021	For the nine months ended February 29, 2020

REVENUE	$-	$-		$-

OPERATING EXPENSES
General and administrative	$1,299	$811	$5,062	$3,945
Professional fees	11,000	14,900	23,000	25,100

TOTAL OPERATING EXPENSES	12,299	15,711	28,062	29,045

NET LOSS	(12,299)	(15,711)	(28,062)	(29,045)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,900,000	200,000,000	64,900,000	200,000,000

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THE NINE-MONTH ENDED FROM JUNE 1, 2020 TO FEBRUARY 28, 2021

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, May 31, 2020	64,900,000	$64,900	$(46,010)	$(53,453)	$(34,563)

Net loss for the three-months ended August 31, 2020	-	-	-	(6,762)	(6,762)

Balance, August 31, 2020 (unaudited)	64,900,000	$64,900	($46,010)	$(60,215)	$(41,325)

Net loss for the three-months ended November 30, 2020	-	-	-	(9,001)	(9,001)

Balance, November 30, 2020 (unaudited)	64,900,000	$64,900	$(46,010)	$(69,216)	$(50,326)

Net loss for three-months ended February 28, 2021	-	-	-	(12,299)	(12,299)

Balance, February 28, 2021 (unaudited)	64,900,000	$64,900	$(46,010)	$(81,515)	$(62,625)

May 20, 2020, the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share.

COCOLUV INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE-MONTH PERIOD FROM JUNE 1, 2019 TO FEBRUARY 29, 2020

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Shares to be issued	Accumulated Deficit	Total

Balance, May 31, 2019	200,000,000	$200,000	$(196,000)	$-	$(17,001)	$(13,001)

Common shares sold	-	-	-	3,000	-	3,000

Net loss for the three-months ending August 31, 2019	-	-	-	-	(7,381)	(7,381)

Balance, August 31, 2019	200,000,000	$200,000	$(196,000)	$3,000	$(24,382)	$(17,382)

Common shares sold	-	-	-	400	-	400

Net loss for three-month period ended November 30, 2019	-	-	-	-	(5,953)	(5,953)

Balance, November 30, 2019	200,000,000	$200,000	$(196,000)	$3,400	$(30,335)	$(22,935)
Common shares sold				8,000		8,000
Net loss for three-month ended February 29, 2020	-	-	-	-	$(15,711)	$(15,711)

Balance, February 29, 2020 (unaudited)	200,000,000	$200,000	$(196,000)	$11,400	$(46,046)	$(30,646)

May 20, 2020, the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share.

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the nine-months- ended February 28, 2021	For the nine-months- ended February 29, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(28,062)	$(29,045)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	29,434	16,055
Changes in operating assets and liabilities
Accounts payable	(1,481)	1,848

NET CASH USED IN OPERATING ACTIVITIES	(109)	(11,142)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	20
Proceeds from shares to be issued	-	11,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	11,420

NET INCREASE IN CASH	(109)	278

CASH, BEGINNING OF PERIOD	494	54

CASH, END OF PERIOD	$385	$332

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS FEBRUARY 28, 2021 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $81,515. As at February 28, 2021, the Company has a working capital deficit of $62,625.The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2021, the Company has issued 50,000,000 founders shares for net proceeds of $3,990 and 14,900,000 private placement shares for net proceeds of $14,900 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2019 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission.The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

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

Commitments and Contingencies

On September 26, 2018 the Company signed a lease for office space in San Francisco, California. The term of the lease is for one year and is then renewed on a month to month basis. Current monthly rent is $108 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS FEBRUARY 28, 2021 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of February 28, 2021, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at February 28, 2021 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS FEBRUARY 28, 2021 (Unaudited)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine-month ended February 28, 2021 the CEO, Reymund Guillermo, paid expenses of $21,934 on behalf of the Company and accrued CEO management fees of $7,500 for the period. Total amount owed to the CEO as of February 28, 2021 is $57,991 (May 31, 2020- $28,557). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations Three and nine-month periods

For the three-month periods ended February 28, 2021 and February 29, 2020, we had no revenue. Expenses for the three-month period ended February 28, 2021 totaled $12,299 resulting in a net loss of $12,299, compared to expenses for the three-month period ended February 29, 2020, totaled $15,711 resulting in a net loss of $15,711. The net loss for the three-month period ended February 28, 2021 is a result of office and general expense of $12,299 comprised primarily of professional fees of $11,000; filing fees of $510; transfer expenses of $297; rent expenses of $431; telephone fee $28 and bank service charges of $33. Compared to expenses for the three-months ended February 29, 2020 is a result of office and general expenses of $15,711 comprised primarily of professional fees of $14,900; filing fees of $500; telephone expenses of $27; rent expense of $231; and bank service charges of $53. The decrease in expenses for the three-month period ended February 21, 2021 compared to February 29, 2020 is primarily due to a decrease in professional fees during the period.

For the nine-month periods ended February 28, 2021 and February 29, 2020, we had no revenue. Expenses for the nine-month period ended February 28, 2021 totaled $28,062 resulting in a net loss of $28,062, compared to expenses for the nine-month period ended February 29, 2020, totaled $29,045 resulting in a net loss of $29,045. The net loss for the nine-month period ended February 28, 2021 is a result of office and general expense of $28,062 comprised primarily of professional fees of $23,000; filing fees of $2,843; telephone expenses of $83; rent expenses of $944; transfer agent expenses of $1,093; and bank service charges of $99. Compared to expenses for the nine-months ended February 29, 2020 is a result of office and general expenses of $29,045 comprised primarily of professional fees of $25,100; filing fees of $2,903; telephone expenses of $82; rent expense of $667; and bank service charges of $292. The decrease in expenses for the nine-month period ended February 28, 2021 compared to February 29, 2020 is primarily due to an decrease in filing fees during the period.

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

As of February 28, 2021, we had $385 of cash compared to $494 of cash as of May 31, 2020. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $81,515. As at February 28, 2021, the Company has working capital deficit of $62,625.

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

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

CocoLuv Inc.
(Registrant)

Date: April 12, 2021	By:	/s/ Reymund Guillermo
Reymund Guillermo
President and Director Principal and Executive Officer
Principal Financial Officer Principal Accounting Officer

