Form 10-K
period 2021-05-31
COCOLUV INC.
filed 2021-08-30
CIK 1729637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended May 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to ___________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
		Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of August 27, 2021 the Company has 64,900,000 shares of common stock issued and outstanding.

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

Corporate History

CocoLuv Inc. was incorporated on September 13, 2017 under the laws of the State of Nevada. Reymund Guillermo has served as President and Chief Executive Officer, and Mr. Geoff Norman is our Secretary/Treasurer of our company from September 13, 2017 to the current date. No person other than Mr. Guillermo has acted as a promoter of CocoLuv Inc. since our inception. Other than the 4,000,000 (Pre-split) common shares issued by the Company, to Mr. Guillermo, at a purchase price of $0.001 (pre-split) per share for net proceeds to the Company of $4,000, no other shares have been issued by the Company.

Recent Developments

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31, 2021 is 64,900,000.

On September 30, 2017, the Company issued 200,000,000 (4,000,000 pre-split) common shares at $0.001 per share to the sole director and President of the Company. The Company received net proceeds of $4,000 in payment of the shares.

Between August 2019 and April, 2020 the Company sold 14,900,000 (298,000 pre-split) shares of its common stock at $0.00002 for $14,900 net proceeds to the Company.

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

Employees

As of May 31, 2021, other than its President, Mr. Reymund Guillermo and Mr. Geoff Norman, its Secretary/Treasurer. The Company has no other employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended May 31, 2021 and May 31, 2020.

Subsequent to the year on July 23, 2021 FINRA issued a trading symbol to the Company “CCLV”.

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

Plan of Operations

Our plan of operation has two Phases. In Phase I, we intend to complete this offering of $150,000 and to develop a business relationship with our proposed manufacturer and supplier while seeking out additional companies to provide us the same services for redundancy and possible competitive price advantages. Phase II, we intended to raise an additional $250,000 and we plan to use the majority of these funds to conduct social media marketing to support initial customer online sales and begin to market our complete product lines for sale and use in salons and spas. Within the next 24 months CocoLuv Inc. plans to begin manufacturing and the sale of the 5 different hair products.

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

Results of Operations

Fiscal Year Ended May 31, 2021 compared to May 31, 2020

We did not earn any revenues for the years ended May 31, 2021 and May 31, 2020.

Expenses for the year ended May 31, 2021 totaled $30,689 consisting primarily of office expenses of $30,689 resulting in a net loss of $30,689. Comprised of $24,500 in professional fees; filing fees of $3,416; rent expenses of $1,168; telephone expenses of $83; transfer agent expenses of $1,390 and bank services charges of $132. Expenses for the year ended May 31, 2020 totaled $36,452. Comprised of $31,800 in professional fees; filing fees of $2,903; rent expenses of $899; telephone expenses of $110; and bank services charges of $740. The decrease in office and general expenses from fiscal 2021 to fiscal 2020 was primarily due to the decrease in expenses relating to professional fees.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of May 31, 2021, we had $352 of cash compared to $494 of cash as of May 31, 2020. We also had $20,000 in prepaid expenses of $20,000 as of May 31, 2020. .We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $84,142. As at May 31, 2021, the Company has working capital deficit of $65,252.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited financial statements for the fiscal year ended May 31, 2021 and May 31, 2020, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control -. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of May 31, 2021.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of May 31, 2021 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended May 31, 2021.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Reymund Guillermo	36	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Geoff Norman	55	Secretary and Treasurer

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended May 31, 2021 and May 31, 2020.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Reymund Guillermo President, Chief Executive Officer, Chief Financial Officer	2021	-	-	-	-	-	0
Reymund Guillermo	2020	-	-	-	-	-	0

Geoff Norman Secretary/Treasuere	2021	-	-	-	-	-	0
Geoff Norman	2020	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2021 and 2020. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended May 31, 2021 and 2020 for CocoLuv Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the years ended May 31, 2021 and May 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of May 31, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of May 31, 2021 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Reymund Guillermo	50,000,000	77%
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors; San Antonio, Gerona Tarlac, Philippines, 2302

All officers and directors as a group	50,000,000	77%

(1) Based on 64,900,000 shares of common stock issued and outstanding as of May 31, 2021.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the year ended May 31, 2021 the CEO, Reymund Guillermo, paid expenses of $52,841 on behalf of the Company and accrued CEO management fees of $7,500 for the period. Total amount owed to the CEO as of May 31, 2021 is $81,398 (May 31, 2020- $28,557). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On May 20, 2020, the founding shareholder of the Company returned 150,000,000 (pre-split 3,000,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000066 per share for a total consideration of $10 to the shareholder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the year ended May 31, 2021, audit fees were $8,500. For the year May 31, 2020, audit fees were $11,600.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2021 and 2020 were pre-approved by our Board.

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

CocoLuv Inc.

Dated: August 27, 2021	By:	/s/ Reymund Guillermo
Reymund Guillermo President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Reymund Guillermo	August 27, 2021
Reymund Guillermo President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on August 28, 2018.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on August 28, 2018.

* Included in Exhibit 31.1

COCOLUV INC.

FINANCIAL STATEMENTS

May 31, 2021

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cocoluv Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cocoluv Inc. as of May 31, 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of the company, as of May 31, 2020, were audited by other auditors whose report dated August 31, 2020, expressed an unqualified opinion on those statements.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 1 to the financial statements, the Company has incurred losses each year from inception through May 31, 2021 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2021.

Seattle, Washington

August 27, 2021

COCOLUV INC.

BALANCE SHEETS

	May 31, 2021	May 31, 2020

ASSETS

CURRENT ASSETS
Cash	$352	$494
Prepaid	20,000	-

TOTAL CURRENT ASSETS	$20,352	$494

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

CURRENT LIABILITIES
Accounts payable	4,206	6,500
Due to related party	81,398	28,557

TOTAL CURRENT LIABILITIES	85,604	35,057

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ (DEFICIT)		-
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
64,900,000 shares of common stock (May 31, 2020 – 64,900,000)	64,900	64,900
Additional paid in capital	(46,010)	(46,010)
Accumulated deficit	(84,142)	(53,453)

TOTAL STOCKHOLDERS’ (DEFICIT)	(65,252)	(34,563)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$20,352	$494

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

	For the year ended May 31, 2021	For the year ended May 31, 2020

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$6,189	$4,652
Professional fees	24,500	31,800

TOTAL OPERATING EXPENSES	(30,689)	(36,452)

NET LOSS	(30,689)	(36,452)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,950,000	196,794,536

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR YEARS ENDED MAY 31, 2020 AND MAY 31, 2021

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, May 31, 2018	200,000,000	$200,000	$(196,000)	$(1,710)	$2,290

Net loss for the period from inception through May 31, 2019	-	-	-	(15,291)	(15,291)

Balance, May 31, 2019	200,000,000	$200,000	$(196,000)	$(17,001)	$(13,001)

Shares issued for cash – at $0.001	14,900,000	14,900	-	-	14,900

Shares Cancelled- at $0.000000066	(150,000,000)	(150,000)	149,990	-	(10)

Net loss for the year ending May 31, 2020	-	-	-	(36,452)	(36,452)

Balance, May 31, 2020	64,900,000	$64,900	$(46,010)	$(53,453)	$(34,563)

Net loss for the year ending May 31, 2021	-	-	-	(30,689)	(30,689)

Balance, May 31, 2021	64,900,000	$64,900	$(46,010)	$(84,142)	$(65,252)

May 20, 2020, the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF CASH FLOWS

	For the year ending May 31, 2021	For the year ending May 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(30,689)	$(36,452)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	52,841	19,874
Changes in operating assets and liabilities
Prepaid	(20,000)	-
Accounts payable	(2,294)	1,798

NET CASH USED IN OPERATING ACTIVITIES	(142)	(14,780)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	330
Payment of purchase common stock	-	(10)
Proceeds on sale of common stock	-	14,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	15,220

NET INCREASE IN CASH	(142)	440

CASH, BEGINNING OF PERIOD	494	54

CASH, END OF PERIOD	$352	$494

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS MAY 31, 2021 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31. The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $84,142. As at May 31, 2021, the Company has a working capital deficit of $65,252. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2021, the Company has issued 50,000,000 founders shares for net proceeds of $3,990 and 14,900,000 private placement shares for net proceeds of $14,900 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of May 31, 2021, there were no common stock equivalents outstanding.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS MAY 31, 2021 (Audited)

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2021 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31 is 64,900,000.

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

NOTE 4 – PREPAID EXPENSES

As of May 31, 2021, the prepaid balance on our Balance Sheets is as follows;

Deposit re: Deposit Trust Company (DTC) - $20,000

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS MAY 31, 2021 (Audited)

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2021 the CEO, Reymund Guillermo, paid expenses of $52,841 on behalf of the Company and accrued CEO management fees of $7,500 for the period. Total amount owed to the CEO as of May 31, 2021 is $81,398 (May 31, 2020- $28,557). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On May 20, 2020, the founding shareholder of the Company returned 150,000,000 (pre-split 3,000,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000066 per share for a total consideration of $10 to the shareholder.

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2021	May 31, 2020

Net loss before income taxes per financial statements	$(30,689)	$(35,453)
Income tax rate	21%	21%
Income tax recovery	(6,445)	(7,655)
Non-deductible	--	--
Valuation allowance change	6,445	7,655

Provision for income taxes	$–	$-

The significant component of deferred income tax assets at May 31, 2021, is as follows:

	May 31, 2021	May 31, 2020
Net operating loss carry-forward	$17,670	$11,225
Valuation allowance	(17,670)	(11,225)

Net deferred income tax asset	$–	$-

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

As of May 31, 2021, and 2020, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended May 31, 2021 and 2020 and no interest or penalties have been accrued as of May 31, 2021 and 2020. As of May 31, 2021, and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 7 – SUBSEQUENT EVENTS

During August 2021, the CEO paid expenses of $5,000 and on behalf of the Company. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

