Form 10-Q
period 2021-08-31
COCOLUV INC.
filed 2021-10-18
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

Commission File Number 000-56288

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

As of October 16, 2021, there were 64,900,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COCOLUV INC.

FINANCIAL STATEMENTS

(Un-Audited)

August 31, 2021

COCOLUV INC.

BALANCE SHEETS

(Un-Audited)

	August 31, 2021	May 31, 2021

ASSETS

CURRENT ASSETS
Cash	$319	$352
Prepaid	20,000	20,000

TOTAL CURRENT ASSETS	$20,319	$20,352

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

CURRENT LIABILITIES
Accounts payable	6,455	4,206
Due to related party	87,340	81,398

TOTAL CURRENT LIABILITIES	93795	85,604

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ (DEFICIT)
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 64,900,000 shares of common stock (May 31, 2021 – 64,900,000)	64,900	64,900
Additional paid in capital	(46,010)	(46,010)
Accumulated deficit	(92,366)	(84,142)

TOTAL STOCKHOLDERS’ (DEFICIT)	(73,476)	(65,252)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$20,319	$20,352

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF OPERATIONS

(Un-Audited)

	For the three months ended August 31, 2021	For the three months ended August 31, 2020

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$1,579	$762
Professional fees	6,645	6,000

TOTAL OPERATING EXPENSES	(8,224)	(6,762)

NET LOSS	(8,224)	(6,762)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	64,900,000	64,900,000

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENT OF STOCKHOLDER’S  DEFICIT

FOR YEARS ENDED JUNE 1, 2021 AND AUGUST 31, 2021

(Un-Audited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, May 31, 2021	64,900,000	$64,900	$(46,010)	$(84,142)	$(65,252)

Net loss for the three months ending August 31, 2021	-	-	-	(8,224)	(8,224)

Balance, August 31, 2021	64,900,000	$64,900	$(46,010)	$(92,366)	$(73,476)

COCOLUV INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THREE-MONTH ENDED JUNE 1, 2020 AND AUGUST 31, 2020

(Un-Audited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, May 31, 2020	64,900,000	$64,900	$(46,010)	$(53,453)	$(34,563)

Net loss for the three-months ended August 31, 2020	-	-	-	(6,762)	(6,762)

Balance, August 31, 2020 (unaudited)	64,900,000	$64,900	$(46,010)	$(60,215)	$(41,315)

May 20, 2020, the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share

The accompanying notes are an integral part of these financial statements.

COCOLUV INC.

STATEMENTS OF CASH FLOWS

(Un-Audited)

	For the three months ending August 31, 2021	For the three months ending August 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,224)	$(6,762)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	5,942	2,229
Changes in operating assets and liabilities
Prepaid
Accounts payable	2,249	4,500

NET CASH USED IN OPERATING ACTIVITIES	(33)	(33)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-
Payment of purchase common stock	-	-
Proceeds on sale of common stock	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	(33)	(33)

CASH, BEGINNING OF PERIOD	352	494

CASH, END OF PERIOD	$319	$461

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2021 (Un-Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CocoLuv Inc. was incorporated in the State of Nevada as a for-profit Company on September 13, 2017 and established a fiscal year end of May 31.  The Company intends to manufacture market and sell a product line of 5 hair care products derived from Virgin Coconut Oil. The initial 5 products will be 3 for women and 2 for men.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $92,366.  As at August 31, 2021, the Company has a working capital deficit of $73,476.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2021, the Company has issued 50,000,000 founders shares for net proceeds of $3,990 and 14,900,000 private placement shares for net proceeds of $14,900 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2021 included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-months ended August 31, 2021 are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

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

Commitments and Contingencies

On September 26, 2018 the Company signed a lease for office space in San Francisco, California. The term of the lease is for one year and is then renewed on a month to month basis. Current monthly rent is $71.42 per month.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2021 (Un-Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of August 31, 2021, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2021 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

COCOLUV INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2021 (Un-Audited)

NOTE 3 – COMMON STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued. Total shares issued and outstanding as of August 31 is 64,900,000.

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

NOTE 4 – PREPAID EXPENSES

As of August 31, 2021, the prepaid balance on our Balance Sheets is as follows;

Deposit re: Deposit Trust Company (DTC) - $20,000

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2021 the CEO, Reymund Guillermo,  paid expenses of $5,941 on behalf of the Company for the period. Total amount owed to the CEO as of August 31, 2021 is $87,340 (May 31, 2021- $81,398). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations Three and Nine-month periods

For the three-month periods ended August 31, 2021 and August 31, 2020, we had no revenue. Expenses for the three-month period ended August 31, 2021 totaled $8,224 resulting in a net loss of $8,244, The net loss for the three-month period ended August 31, 2021 is a result of office and general expense of $8,244; comprised primarily of professional fees of $6,645; filing fees of $573; telephone expenses of $27; transfer agent expenses: $460; rent expenses of $486; and bank service charges of $33. Expenses for the three-months ended August 31, 2020 totaled $6,762 resulting in a net loss of $6,762. The net loss for the three-month period ended August 31, 2020 is a result of office and general expenses of $6,782; comprised primarily of professional fees of $6,000; filing fees of $500; telephone expenses of $28; rent expense of $201; and bank service charges of $33. The increase in expenses for the three-month period ended August 31, 2021 compared to August 31, 2020 is primarily due to an increase in professional fees and transfer agent expenses.

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

As of August 31, 2021, we had $319 of cash compared to $352 of cash as of May 31, 2021. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $92,366. As at August 31, 2021, the Company has working capital deficit of $73,476.

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

CocoLuv Inc. (Registrant)

Date: October 16, 2021	By:	/s/ Reymund Guillermo
Reymund Guillermo
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

