Form 10-Q
period 2022-02-28
Karbon-X Corp.
filed 2022-06-22
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

Commission File Number 000-56002

KARBON-X CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 Doherty Drive, Quesnel, British Columbia, Canada V2J 1B5

(Address of principal executive offices) (Zip Code)

778-256-5730

(Registrant’s telephone number, including area code)

Cocoluv, Inc.

1390 Main Street, Suite 20, San Francisco, CA., 97204,

800-294-8513

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 28, 2022, there were 64,900,000 shares of common stock issued and outstanding.

2

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Index to Consolidated Financial Statements

February 28, 2022

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Balance Sheet

(Unaudited)

February 28, 2022
ASSETS
Current assets
Cash and cash equivalents	$141
Sales tax receivable	-
Prepaid expenses and other current assets	-
Total current assets	141

Property and equipment	-
Due from Karbon-X	-
Capital Work in Progress	-
Total assets	$141

LIABILITES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$266
Due to related party- note payable	-
Total liabilities	266

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 64,900,000 shares issued and outstanding as of February 28, 2022.	64,900
Additional Paid-in capital	(64,758)
Accumulated deficit	(265)
Accumulated other comprehensive gain (loss)	(2)
Total shareholders’ equity (deficit)	(125)
Total liabilities and shareholders’ equity (deficit)	$141

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Statement of Operations

(Unaudited)

	Nine Months Ended	Three Months Ended
	February 28, 2022	February 28, 2022
Operations
Total revenue	-	-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	34,781	1,865

Loss from Operations	(34,781)	(1,865)

Other income (expenses)	-	-
Federal income tax expense	-	-
Net loss	(34,781)	(1,865)

Other comprehensive loss
Foreign currency translation gain (loss)	(2)	(2)
Total comprehensive loss	(34,783)	(1,867)

Earnings Per Share
Weighted average shares outstanding	64,900,000	64,900,000
Basic and fully diluted loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended February 28, 2022

(Unaudited)

	Common Stock		Additional		Accumulated other
Description	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive gain (loss)	Total
Balance May 31, 2021	-	$-	-	-	-	-
Recap of Cocoluv, Inc.	64,900,000	64,900	(64,758)	34,517	-	34,658
Translation gain (loss)	-	-	-	-	(2)	(2.00)
Net loss	-	-	-	(34,781)	-	(34,781)
Balance February 28, 2022	64,900,000	64,900	(64,758)	(265)	(2)	(125)

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Statement of Cash Flow

(Unaudited)

February 28, 2022
Cash flows from operating activities
Net (loss) income	$(34,781)
Adjustments to reconcile net loss to net cash:
Recap of Cocoluv, Inc.	34,658
Paid in capital for extinguishment of debt	-
Issuance of common stock for consulting services	-
Repurchase of common stock	-
Depreciation expense	-
Changes in operating assets and liabilities:
Sales tax receivable	-
Accounts payable	266
Prepaid expenses	-
Capital Work in Progress	-
Cash used in operating activities	143

Cash flows from investing activities
Acquisition of property and equipment	-
Cash used in investing activities	-

Cash flows from financing activities
Increase in loan payable to shareholders	-
Decrease in loan payable from debt relief	-
Capital contribution	-
Cash used in financing activities	-

Effect of translation changes on cash	(2)

Change in cash and cash equivalents	141
Cash, beginning of period	-
Cash, end of period	$141

Supplemental disclosures
Cash paid for interest	$-
Cash paid for income taxes	-

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Notes to Consolidated Financial Statements

February 28, 2022

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

CocoLuv Inc. was incorporated in the State of Nevada on September 13, 2017 and established a fiscal year end of May 31.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. (“Karbon-X”), and Karbon-X became the wholly owned subsidiary of the Company in a reverse merger (the “Reverse Acquisition”). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company’s common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. The accompanying financial statements’ share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition. Pursuant to the reverse acquisition, on March 21, 2022 the name of the Company was changed in the State of Nevada from Cocoluv, Inc. to Karbon-X Corp.

Under generally accepted accounting principles in the United States (“US GAAP”), because the combined entity will be dependent on Karbon-X’s senior management, the Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Karbon-X is considered the acquirer for accounting and financial reporting purposes. On the date of the reorganization, the assets and liabilities of Karbon-X have been brought forward at their book value and consolidated with Cocoluv, Inc.’s assets, which comprised of cash and cash equivalents of $134 and liabilities which comprises due to related party of $99,902 (see Note 1 Basis of Presentation below). No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Karbon-X and are recorded at the historical cost basis of Karbon-X.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $265. As of February 28, 2022, the Company has a working capital deficit of $125. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2021, included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximate their fair values due to their short-term maturities.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of February 28, 2022, there were no common stock equivalents outstanding.

Note 2 – Subsequent Events

Subsequent to March 31, 2022 and through June 1, 2022, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,820,000 units at $0.25 per unit for total gross proceeds of $955,000. Each unit consisted of  share of common stock and  warrant to purchase a share of common stock for $0.75 per share for a period of two years. In connection with the private placement, the Company paid $10,000 as a finder’s fee.

Subsequent to March 31, 2022 and through the date that these financial statements were available to be issued, the Company made two payments amounting to approximately $232,654 to a third-party app development company.

On May 19, 2022, the company paid $70,000 to plant 20,000 trees in 2022.

On May 6, 2022, the Company signed a lease agreement to rent office space for a one-year term beginning June 1, 2022 at a base rent of $1,627.50 per month.

Subsequent events have been evaluated through June 17, 2022, the date these financial statements were available to be released and noted no other events requiring disclosure.

Effective June 1, 2022 the Company entered into a Carbon Credits Purchase Agreement with SCB Brokers, S.A. Pursuant to that agreement, the Company agreed to purchase 20,000 tCO2e Carbon Credits from SCB Brokers for $86,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. for the three and nine months ended February 28, 2021 and 2022.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

The following discussion highlights the Company’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based upon Karbon-X Corp’s unaudited financial statements contained in this Current Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

CocoLuv Inc. was incorporated in the State of Nevada on September 13, 2017 and established a fiscal year end of May 31.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. (“Karbon-X”), and Karbon-X became the wholly owned subsidiary of the Company in a reverse merger (the “Reverse Acquisition”). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company’s common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. The accompanying financial statements’ share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition.

Karbon-X provides customized transactional options, tailored insights, and scalable access to the Verified Emissions Reduction markets.

Karbon-X changes the marketing framework of traditional carbon marketing by engaging the public vs industry with multiple forms of technology based greenhouse gas reduction builds. Karbon-X will allow the public to purchase carbon offsets from an APP that is subscription based, with multiple levels of investment for every budget. Each subscription will support clean energy projects such as solar or wind power, methane capture, or reforestation and will reduce greenhouse gas emissions with provable, verifiable carbon credits.

Karbon-X is in development of NFTs to digitize and allow for the trading of tokenized carbon credits in order to bring transparency and liquidity to the global carbon offset market. The aim of the decentralized platform is to enable offset trading on existing tokenized exchanges and their own exchange accepting of all forms of payment, crypto, fiat or card.

NFT minting platform for carbon credits truly allows carbon credit owners to mint their credits into NFTs for a secure and efficient method of trading in a market that appears set to grow rapidly in the coming years. A trading platform will allow the owners of the NFT to monitor their assets while tracking their value and trading history. This is done on the blockchain to mitigate many risks such as double trading and long term record keeping issues. By using a “side chain” of ethereum costs are kept to a minimum for users

References in this periodic report on Form 10-Q to “Karbon-X” or the “Company” may include references to the operations of our subsidiary Karbon-X Project. This entity is a 100% wholly owned subsidiary of Karbon-X and consequentially reports quarterly financials up to a consolidated quarterly submission.

Effects of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. While COVID-19 delayed shipment of some of our products, management has determined that there has been no significant impact to the Company’s operations, however management continues to monitor the situation.

Critical Accounting Policies

The unaudited consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2021, included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of February 28, 2022, there were no common stock equivalents outstanding.

Reverse Acquisition

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. (“Karbon-X”), and Karbon-X became the wholly owned subsidiary of the Company in a reverse merger (the “Reverse Acquisition”). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company’s common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. The accompanying financial statements’ share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition.

Financial Condition and Results of Operations

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $265. As of February 28, 2022, the Company has a working capital deficit of $125. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Comparison of Unaudited Results for the Three Months Ended February 28, 2022 compared to the Three Months Ended February 28, 2021

Sales and Revenue

For the three-month periods ended February 28, 2022 and February 28, 2021 we had no revenue. We are just at the beginning of our operations which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the three-month period ended February 28, 2022 totaled $1,865 compared to $12,299 for the three month period ended February 28, 2021. Operating expenses for the three-month period ended February 28, 2022 were negligible. Operating expenses for the three-month period ended February 28, 2021 were office and general expenses.

Net Loss

Net loss from operations after income taxes was $1,865 during the three months ended February 28, 2022 compared to $12,299 during the three-month period ended February 28, 2021. Again this was as a result of office and general expenses in 2021.

Comparison of Unaudited Results for the Nine Months Ended February 28, 2022 compared to the Nine Months Ended February 28, 2021

Sales and Revenue

For the nine-month periods ended February 28, 2022 and February 28, 2021 we had no revenue. We are just at the beginning of our operations which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the nine-month period ended February 28, 2022 totaled $34,871 compared to $28,062 for the nine month period ended February 28, 2021. Operating expenses for the nine-month period ended February 28, 2022 is a result of an adjustment to reconcile net loss to net cash. Operating expenses for the nine-month period ended February 28, 2021 was a result of office and general expenses primarily consisting of professional fees.

Net Loss

Net loss from operations after income taxes was $34,781 during the nine months ended February 28, 2022 compared to $28,062 during the three-month period ended February 28, 2021. The loss for 2022 was as a result of an accounting adjustment and the loss for 2021 was office and general expenses.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Three Months Ended February 28, 2022
Cash used in operating activities	$143
Cash from financing activities	$0
Cash from (used in) investing activities	$0
Change in cash during the period	$141
Effect of exchange rate change	$(2)
Cash, beginning of period	$0
Cash, end of period	$141

As of February 28, 2022, the Company had $141 in current assets.

To date, the Company has financed its operations through equity sales.

On March 7, 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement is ongoing. The private placement sought to raise $1,000,000 through the sale of Units at $0.25 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $0.50 per share. As of May 31, 2022 we have obtained $860,000 in gross proceeds from this offering.

Future Financing

In connection with its proposed business plan and currently ongoing and proposed acquisitions, in addition to the possible proceeds from this offering the Company will be required to complete substantial and significant additional capital formation. Such formation could be through additional equity offerings, debt, bank financings or a combination of any source of financing. There can be no assurance that the Company will be successful in completion of such financings.

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of convertible notes or common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2022. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operations, regulatory compliance, intellectual property, working capital and general corporate purposes.

We continually evaluate our plan of operations to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the availability of cash to implement that aspect of the plan and other factors beyond our control. There is no assurance that we will successfully obtain the required capital or revenues, or, if obtained, that the amounts will be sufficient to fund our ongoing operations.

Capital Expenditures

As of February 28, 2022 we had no capital expenditures.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $265. As of February 28, 2022, the Company has a working capital deficit of $125. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of February 28, 2022, our internal control over financial reporting was not effective. Because of limitations in our financial operations we had limited resources. These adjustments indicate material weaknesses in certain cycles, including but not limited to inventory and costing, and financial reporting.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this quarterly report.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties other than the following:

As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement is ongoing. The private placement sought to raise $1,000,000 through the sale of Units at $0.25 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $0.50 per share. As of May 31, 2022 we have obtained $860,000 in gross proceeds from this offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Executive Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Karbon-X Corp.
(Registrant)

Date: May 31, 2022	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer and Director {Principal and Executive Officer}

Date: May 31, 2022	By:	/s/ Chad Clovis
Chad Clovis
Acting Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

