Form 10-K
period 2022-05-31
Karbon-X Corp.
filed 2022-09-13
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended May 31, 2022

000-56288

(Commission file number)

Karbon-X Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1410 Columbia Ave.

Castlegar, BC Canada N1N 3K3

778-256-5730

(Address and telephone number of principal executive offices)

312 Doherty Drive, Quesnel, BC Canada V2J 1B5

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2022 was unknown.

(At May 31, 2022, the registrant had 68,320,000 shares of common stock issued and outstanding, of which 17,000,000 shares of common stock issued and outstanding were held by officers and directors. Market value is not available for that date as the Company is currently trading on the expert market.)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Karbon-X Corp. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Karbon-X”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

Item 1.  Description of Business

Karbon-X Corp (or "Karbon-X" or "the Company") is a public Nevada corporation that offers investors exposure to VERRA Certified carbon credits which are a key instrument used by both individuals and corporations to achieve their carbon neutral and net-zero carbon goals. The company is environmental and social governance (ESG) principled and focuses on partnering with high-quality projects and/or companies that generate or are actively involved in the voluntary carbon credit market.

The Company intends to invest capital into projects that have proven C02 reduction potential and that may not have been otherwise developed. The majority of these projects have significant social and economic benefits in addition to their carbon reduction or removal potential.

Karbon-X Corp is focused on customized transactional options for corporations to offset their carbon footprint and provides scalable access to the Verified Emissions Reduction markets. Karbon-X is changing the marketing framework of traditional carbon marketing by engaging with the public in order to fund multiple forms of technology based greenhouse gas reduction builds.

Carbon Credit Generation

Karbon-X Corp purchases verified carbon credits from numerous vendors and then resells to both industry and the general public. The Company has already begun funding projects in order to generate Karbon-X Corp carbon credits of its own. Once verified these projects will generate carbon credits that will be sold on its proprietary APP platform.

Recent Developments

Subsequent to March 31, 2022 and through June 1, 2022, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,820,000 units at $0.25 per unit for total gross proceeds of $955,000. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock for $0.75 per share for a period of two years.

In June 2022 the Company made two payments amounting to approximately $232,654 to a third-party app development company.

On April 26, 2022 the company signed a letter of intent with Silversmith Power and Light Company to explore the Silversmith Power and Light hydroelectric systems potential for generating carbon credits.

On May 6, 2022 the Company signed a lease agreement to rent office space for a one-year term beginning June 1, 2022 at a base rent of $1,627.50 per month.

On May 17, 2022 the company signed a letter of intent with Siviculture Systems Corp and 4Ever Forest Foundation of 512-55 Harbour Square Toronto ON to enter into a partnership. Final negotiations for the formal agreement are in process.

On May 19, 2022 the company paid $70,000 to Silviculture Systems Corp to plant 20,000 trees in 2022.

On June 22, 2022 the company signed a letter of intent with Heimdal Inc from Kailua-Kona, Hawaii to obtain 50% equity interest in all pending and/or future ocean-assisted carbon capture plants of Heimdal.

Historical Company Information

Karbon-X was incorporated in the State of Nevada on September 31, 2017 under the name Cocoluv, Inc. The articles provided for 200,000,000 authorized shares. At that time Reymund Guillermo was appointed as sole officer and director. On June 9, 2020, the Corporation filed a Certificate of Amendment with the State of Nevada effectuating a 50 for 1 forward stock split. On March 1, 2022, a change of control occurred when Mr. Guillermo resigned as director and all executive officer positions with the Company. Concurrent with Mr. Guillermo’s resignation, Mr. Chad Clovis was appointed as CEO, Director and President, and Ms. Marita Dautel was appointed as Vice President and Director.

On February 21, 2022 Karbon-X Corp, formerly known as Cocoluv, Inc., a Nevada Corporation (“Karbon-X”) entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) to acquire 100% of the issued and outstanding equity of Karbon-X Project, Inc., a British Columbia company (“Karbon-X Project”). Effective March 21, 2022, the parties closed the Reorganization Agreement. As part of the transaction, the majority shareholder of Karbon-X delivered 64,897,000 shares of common stock to shareholders of Karbon-X Project and certain other designees.

The Company’s principal office is located at 1410 Columbia Ave., Castlegar, BC Canada N1N 3K3. Our telephone number is 778-256-5730. The Company email is info@karbon-x.com.

Competition

Many of our competitors have greater resources that may enable them to compete more effectively than us in the carbon credit industry.

The industry in which we operate is subject to intense and increasing competition. Some of our competitors have a longer operating history and greater capital resources and facilities, which may enable them to compete more effectively in this market. We expect to face additional competition from existing licensees and new market entrants, who are not yet active in the industry. If a significant number of competitors develop, we may experience increased competition for market share and may experience downward pricing pressure on our products as new entrants increase production. Such competition may cause us to encounter difficulties in generating revenues and market share, and in positioning our products in the market. If we are unable to successfully compete with existing companies and new entrants to the market, our lack of competitive advantage will have a negative effect on our business and financial condition.

We have identified many of our key competitors including the following:

Indigo Carbon

As the name most recognized name in the farming community, Indigo Carbon has an impressive list of well known corporate buyers like The North Face, Blue Bottle Coffee, and JP Morgan Chase. While Indigo is touted as a leader in the emerging industry, it may not be the best option for all. Indigo carbon has a proprietary software platform that allows farmers to easily input data from enrolled fields. After enrolling, farmers have access to Indigo’s agronomists and support teams to help implement changes and answer questions. Farmers only get paid for adopting new practices (ie. cover cropping, no-till, reduced N fertilizer, etc.), so if a farmer has been cover cropping for years, they are unlikely to be eligible. Right now they only service specific states (Arkansas, Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, and Texas).

Nori

Nori is a blockchain-enabled company whose sole mission is to be a leading carbon marketplace. Unique to the carbon-removal industry, they are powered by cryptocurrency. Through this pioneering approach, they hope to create efficient and transparent carbon removal transactions. Companies can purchase NORI tokens (whose price depends on the market price of a carbon removal credit at time of purchase). Once it has a NORI token, the company can exchange it for an NRT (or Nori Removal Token). Farmers create NRTs when they sequester 1 ton of CO2. That NRT translates into a NORI token which is priced at market value and can be sold.

TruCarbon by TruTerra

TruTerra is a subsidiary of Land O’Lakes – the world’s largest farmer owned cooperative. The current state of the program is only available to farmers with data from 2016-2020. They have a tool called Truterra Insights Engine that allows farmers to aggregate data from the past five years in a format best suited to enroll in a carbon program. Enrollment is contingent upon committing to a 20 year reporting period using the Truterra Insights Engine (carbon reporting contracts are similar to conservation easements, meaning that they can be transferred in the case of transfer of property).

Bayer Carbon Initiative

Bayer’s recently announced Carbon Initiative is still in its beginning phases with very little public detail. That said, they (like many of the other carbon credit companies on this list), will only pay farmers for adopting new cover crop or no-till/strip till practices. Bayer is a hugely influential food and agriculture company in its own right, so they have the resources and expertise to roll out a strong program after this pilot season.

Nutrien Ag

Nutrien’s core businesses are creating seeds, fertilizers, herbicides, and software to optimize farm performance. In November 2020 they announced their involvement in the carbon marketplace. Nutrien has a deep bench of agronomists on staff to provide guidance for newly enrolled farmers, so entering the market may have additional benefits for farmers looking for guidance on how best to sequester carbon. As a global retailer they have plenty of connections to influential companies who might be interested in purchasing carbon credits once the program is officially launched.

Carbon Streaming Corp

Under stream agreements, Carbon Streaming Corp. makes upfront and ongoing delivery payments to project developers for future carbon credits. This financing structure creates carbon credit projects that reduce emissions in a sustainable manner. Our streams and investments then provide us with a diversified portfolio of carbon credits with exposure to potential rising carbon prices.

Base Carbon

Base Carbon partners with corporations, sovereign entities, academic institutions and carbon reduction project developers to produce and commercialize verified carbon credits. Base Carbon differentiates itself through sourcing and underwriting and financing the maturation of nature and technology based carbon reduction credit projects. Base Carbon seeks to simplify the carbon credit economy and become a financier within the voluntary carbon markets.

Climeworks

Climeworks develops, builds and operates direct air capture machines. Climeworks captures carbon dioxide directly from the air; removing CO2 emissions. The air-captured carbon dioxide can either be recycled and used as a raw material, or completely removed from the air by safely storing it. Climework’s machines consist of modular CO2 collectors that can be stacked to build machines of any size.

Sales

The Company’s two main revenue streams include industrial sales and subscription-based sales through a mobile APP.

Industrial Sales

Karbon-X Corp primarily operates in the voluntary carbon offset market. The Company sells carbon offsets to mining, forestry, civic earthworks, transportation and oil and gas servicing companies based on their total fossil fuel consumption for individual projects. This simple platform offers companies a way to reach their carbon neutrality goals while supporting CO2 reducing projects for years to come.

When companies purchase carbon offsets from Karbon-X Corp directly to offset their fossil fuel consumption the credits are retired in the name of the customer which provides transparency.

Subscription Based Sales

The general public will be able purchase carbon offsets from a mobile APP that is subscription based, with multiple levels of investment for every budget. Each subscription will support C02 reducing projects such as direct air capture, green hydroelectric energy production, or reforestation and will reduce greenhouse gas emissions with provable, verifiable carbon credits.

Karbon-X Corp allows the general public to offset their greenhouse gas emissions from daily life with an subscriber-based APP which is shareable on social media.

Totally Covered	Exceptional Reduction	Doing Your Part
Permanently offset 400 kg of CO2 /month, 4800 kg of CO2/,year	Permanently offset 300kg of CO2 /month, 3600KG of CO2/ year.	Permanently offset 200kg of CO2 /month, 2400kg of CO2 /year
200 kg per year is 60 days of central heating in a home!	600kg per year is 1,460 miles/2,350km driving in a car!	360 kg per year is 13 month energy used for one light bulb!
$24.99/month	$19.99/month	$14.99/month
$249.99/year	$199.99/year	$149.99/Year

Marketing

The Company has secured the services of a marketing firm to assist in defining the brand platform as well as to provide a strategic marketing plan to bring the APP to market. This development has been progressing according to the schedule outlined in the initial terms of service agreement and the visual identity is scheduled to be complete by the end of September 2022.

APP Development

The Company secured the services of an APP development company in February of 2022 to build the mobile APP and website which will be the Companies’ primary avenue to attract and retain customers through subscription based sales.

Employees

As of the date of this filing on Form 8-K, the Company has three employees. (See “Executive Compensation”). The Company believes that its relations with its employees are good.

Legal Proceedings

As of the date hereof the Company is not party to any material legal proceedings and is not aware of any material threatened litigation.

Item 1A.  Risk Factors.

An investment in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks, and the market or trading price of our securities could decline due to any of these risks.  In addition, please read "Disclosure Regarding Forward-Looking Statements" in this Annual Report, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this Annual Report.  Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.  In this Section, the terms the “Company,” “we”, “our” and “us” refer to Karbon-X Corp. as well as our subsidiary Karbon-X Project, Inc.

Risks Related to Our Operations

We will incur losses and there is no guarantee that we will ever become profitable.

We are a newly formed company.  There is no guarantee that we will ever become profitable.  The costs for research, product development, along with marketing and selling expenses, and the general and administrative expenses, will be principal causes of our costs and/or potential losses.  We may never become profitable and if we do not become profitable your investment could be harmed or lost completely.

We may need additional capital in the future in order to continue our operations.

We obtained approximately $955,000 in our recent private placements which we are using for development and operations.  However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings.  If funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements.  If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably.  If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future.  To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs.  To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity.  Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control.

We will launch our products in 2022 and as a company, we have limited sales and marketing experience.

We will launch marketing for our products in 2022, and although we have hired highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing products on our own.  In order to commercialize the app and our carbon credits business, we have to build our sales, marketing, distribution, managerial and other non-technical capabilities and make arrangements with third parties to perform these services when needed.  We may have to hire sales representatives and district managers to fill sales territories.  To the extent we are relying on third parties to commercialize our business, we may receive less revenues or incur more expenses than if we had commercialized the products ourselves.  In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts.  If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of our products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we may not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and future product opportunities.  Similarly, we may not be successful in establishing the necessary commercial infrastructure, including sales representatives, wholesale distributors, legal and regulatory affairs teams.  The establishment and development of commercialization capabilities to market our products has been and will continue to be expensive and time-consuming.  As we continue to develop these capabilities, we will have to compete with other companies to recruit, hire, train and retain sales and marketing personnel.  If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell our products may be adversely affected.

Commercialization of our products will require significant resources, and if we do not achieve the sales expected, we may lose the substantial investment made in our products.

We are continuing to make substantial expenditures commercializing our products.  We are devoting substantial resources to building our research and development.  We have and expect to continue to devote substantial resources to establish and maintain a marketing capability for our products.  If we are unsuccessful in our commercialization efforts and do not achieve the sales levels of our products that we expect, we may be unable to recover the large investment we have made in research, development, and marketing efforts, and our business and financial condition could be materially adversely affected.

We will rely on third parties to perform many necessary services for our products, including services related to the distribution and invoicing.

We intend to retain and partner with third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control.  If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired.  In addition, we may utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions.  We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

The failure of any of our third-party distributors to market, distribute and sell our products as planned may result in us not meeting revenue and profit targets.

If one or more of these distributors fail to pursue the development or marketing of the products as planned, our revenues and profits may not reach expectations or may decline.  The success of the marketing organizations of our partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, may determine the success of the product sales.  Competition in this market could also force us to reduce the prices of our products below currently planned levels, which could adversely affect our revenues and future profitability.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, we may never be able to achieve profitable operations.

Our success depends, in part, upon maintaining a competitive position in the development of products.  If we cannot maintain competitive products and technologies, our current and potential distribution partners may choose to adopt the products of our competitors.  Our competitors may develop products that are more effective or are less costly than our products.

Some of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, and marketing and distribution than we do.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend.

Third parties may claim that the use or sale of our technologies infringe their patent rights.  As with any litigation where claims may be asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in the patent office or the courts.  If these are not resolved favorably, we may not be able to continue to develop and commercialize our product candidates.  Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.  If we are found liable for infringement or are not able to have these patents declared invalid or unenforceable, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the development, use or sale of products covered by patents of others.  Any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.  We may not have identified, or be able to identify in the future, U.S. or foreign patents that pose a risk of potential infringement claims.  Ultimately, we may be unable to commercialize some of our product candidates as a result of patent infringement claims, which could potentially harm our business.

Our business could be harmed if we fail to comply with regulatory requirements and, as a result, are subject to sanctions.

If we, or companies with whom we are developing technologies or products on our behalf, fail to comply with applicable regulatory requirements, the companies, and we, may be subject to sanctions, including the following:

•	warning letters;

•	fines;

•	injunctions;

•	total or partial suspension of production;

•	criminal prosecutions.

Risks Related to our Common Stock

Our common stock is currently trading on the “Expert” market.

               Because of delays in filing our most recent Quarterly Report on Form 10-Q, our stock has been moved to the “expert” market by OTC Markets.  As such, it can only be traded between brokers and no quote is published.  In order to resolve this situation, we are in the process of filing a new Information Statement on Form 15c2-11 with FINRA which, upon clearing, would move the stock back to the OTC Pink, and ultimately OTCQB markets on OTC Markets.  While we anticipate that this process will be resolved as we went through this process previously, there can be no assurance that we will be successful in returning to those markets.

Future conversions or exercises by holders of options could dilute our common stock.

Purchasers of our common stock will experience dilution of their investment upon exercise of the employee stock option and other stock options or issued common shares.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

Our officers and directors beneficially own a significant aggregate of shares of our outstanding common stock.  If our officers and directors, or other significant stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease.

We do not expect to pay dividends in the foreseeable future.

We intend to retain any earnings in the foreseeable future for our continued growth and, thus, do not expect to declare or pay any cash dividends in the foreseeable future.

Anti-takeover effects of certain certificate of incorporation and bylaw provisions could discourage, delay or prevent a change in control.

Our certificate of incorporation and bylaws could discourage, delay or prevent persons from acquiring or attempting to acquire us.  Our certificate of incorporation authorizes our board of directors, without action of our stockholders, to designate and issue preferred stock in one or more series, with such rights, preferences and privileges as the board of directors shall determine.  In addition, our bylaws grant our board of directors the authority to adopt, amend or repeal all or any of our bylaws, subject to the power of the stockholders to change or repeal the bylaws.  In addition, our bylaws limit who may call meetings of our stockholders.

Dependence upon Management and Key Personnel

The Company is, and will be, heavily dependent on the skill, acumen and services of the management of the Company. The loss of the services of this individuals or any other key individuals, including specifically Chad Clovis, and certain others, for any substantial length of time would materially and adversely affect the Company’s results of operation and financial position. (See “Management”).

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

On May 6, 2022 the Company entered into a Commercial Lease Agreement with 459061 Ltd. to lease office space at 1410 Columbia Ave., Castlegar, British Columbia, Canada V1N 3K3. The lease provides for monthly payments of $1,627.50 and is for a term of one year with an option to renew for a second year.

Item 3. Legal Proceedings.

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

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

PART II

Item 4. Submission of Matters to a Vote of Security Holders

Upon a vote of a majority of the Shareholders of Karbon-X, on February 21, 2022 Karbon-X Corp, formerly known as Cocoluv, Inc., a Nevada Corporation (“Karbon-X”) entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) to acquire 100% of the issued and outstanding equity of Karbon-X Project, Inc., a British Columbia company (“Karbon-X Project”). Effective March 21, 2022, the parties closed the Reorganization Agreement. As part of the transaction, the majority shareholder of Karbon-X delivered 64,897,000 shares of common stock to shareholders of Karbon-X Project and certain other designees. As part of that Reorganization, the Company filed an amendment to its Certificate of Incorporation changing its name from Cocoluv, Inc. to Karbon-X Corp.

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in United States markets by OTC Markets Group, Inc., a privately owned company headquartered in New York City, under the symbol “KARX.”  The common stock currently trades on the OTC Markets “expert” market.  We are working to return trading to the OTC Pink Market and subsequently to the OTCQB Market.  There is no assurance that the common stock will continue to be traded on the OTC Markets or that any liquidity exists for our shareholders.

Market Price

As the reorganization closed on March 21, 2022 and does not reflect the current operations of the Company, historical market price information before that date is not material to the operations of the Company.  Historical market price information is currently not available to the Company as it is traded on the OTC “expert” market while we work to return to the OTC Pink and subsequently OTCQB Markets.

As of May 31, 2022, the Company had 200,000,000 shares of common stock authorized with 68,320,000 shares issued and outstanding.

Penny Stock Regulations

Our common stock trades on the “expert” market in United States markets by OTC Markets Group, Inc., a privately owned company headquartered in New York City, under the symbol “CCLV.”  The sale price of our common stock has been less than $5.00 per share.  As such, the Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”

Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  As long as the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

Dividends

The Company has not issued any dividends on the common stock to date, and does not intend to issue any dividends on the common stock in the near future.  We currently intend to use all profits to further the growth and development of the Company.

Holders

As of May 31, 2022, there were approximately 57 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

Transfer Agent

Our registrar and transfer agent is VStock Transfer, LLC.

Recent Sales of Unregistered Securities

Subsequent to March 31, 2022 and through June 1, 2022, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,820,000 units at $0.25 per unit for total gross proceeds of $955,000. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock for $0.75 per share for a period of two years.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. for the fiscal year ending May 31, 2022.  The historical operations and financial statements of Karbon-X Corp. for the fiscal year ending May 31, 2021 are not included since they reflect only the operations of the predecessor Cocoluv, Inc. which had no significant operations.

Forward-Looking Statements

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report.  The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report.  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in our various filings with the Securities and Exchange Commission.  We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

As a result of the Reorganization Agreement and the change in business and operations of the Company, a discussion of the past financial results of the Company, formally known as Cocoluv, Inc., is not pertinent, and, under generally accepted accounting principles in the United States the historical financial results of Karbon-X Project, Inc., the acquirer for accounting purposes, prior to the Reorganization Agreement are considered the historical financial results of the Company.

The following discussion highlights the Company’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based Karbon-X Corp’s audited and unaudited financial statements contained in this Current Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

Karbon-X Corp. was incorporated in the State of Nevada under the name Cocoluv, Inc. on September 13, 2017 and established a fiscal year end of May 31. On April 7, 2022 the Company changed its name to Karbon-X Corp.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X"), and Karbon-X became the wholly owned subsidiary of the Company in a reverse merger (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition.

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

The consolidated financial statements present the consolidated balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These consolidated financial statements are presented in the United States dollar and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Sales Tax Receivable

Sales tax receivable consists of the accumulated reclaimable GST paid by the Company on purchases made in Canada.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets which are all five years.

Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Foreign Currency Translation

The functional currency of the Company is the Canadian Dollar (“CAD”). For financial statement purposes, the reporting currency is the United States Dollar (“USD”).

For financial reporting purposes, the consolidated financial statements are translated into the Company’s reporting currency, USD. Asset, liability and equity accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholder’s equity (deficit).

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of the warrants.

The above estimates and assumptions are reviewed regularly. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Reverse Acquisition

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X"), and Karbon-X became the wholly owned subsidiary of the Company in a reverse merger (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition.

Financial Condition and Results of Operations

Inception to May 31, 2022

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $238,745.  As of May 31, 2022, the Company has working capital of $634,003.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Sales and Revenue

For the period of inception to May 31, 2022 and February 28, 2021 we had no revenue. We are just at the beginning of our operations which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the period of inception to May 31, 2022 totaled $238,745. Operating expenses included office and general expenses, professional fees, development expenses for our app and expenses relating to a project to plant Dipteryx Alata (Baru Nut Trees) through one of our partners.

Net Loss

Net loss from operations after income taxes and foreign currency translation loss was $238,745 during the period from inception to May 31, 2022.  Again this was as a result of office and general expenses, app development expense and tree planting expenses.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Inception To May 31, 2022
Cash used in operating activities	$361,363
Cash from financing activities	$855,000
Cash from (used in) investing activities	$(3,254)
Change in cash during the period	$477,339
Effect of exchange rate change	$(13,044)
Cash, beginning of period	$0
Cash, end of period	$477,399

As of May 31, 2022, the Company had $667,733 in current assets.

To date, the Company has financed its operations through equity sales.

On March 7, 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement is ongoing. The private placement sought to raise $1,000,000 through the sale of Units at $0.25 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $0.50 per share.  As of September 1, 2022 we have obtained $955,000 in gross proceeds from this offering.

Future Financing

In connection with its proposed business plan and possible acquisitions, in addition to the possible proceeds from this offering the Company will be required to complete substantial and significant additional capital formation. Such formation could be through additional equity offerings, debt, bank financings or a combination of any source of financing. There can be no assurance that the Company will be successful in completion of such financings.

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2022. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for research and development, operations, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of February 28, 2022 we had capital expenditures of $3,254.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $238,745.  As of May 31, 2022, the Company has working capital of $634,003.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Item 8. Financial Statements and Supplementary Data.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Karbon-X Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Karbon-X Corp. Inc. as of May 31, 2022 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

As described further in Note 1 to the financial statements, the Company has incurred losses from inception through May 31, 2022, and expects to incur additional losses in the future.

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

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC
We have served as the Company’s auditor since 2022. PCAOB ID: 6108 Vancouver, Washington August 29, 2022

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Balance Sheet

As of May 31, 2022

May 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$477,339
Sales tax receivable	10,809
Prepaid expenses	179,585
Total current assets	667,733

Property and equipment	3,254
Security deposit	613
Total assets	$671,600

LIABILITES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$30,754
Payroll liabilities	2,976
Total liabilities	33,730

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 68,320,000 shares issued and outstanding as of May 31, 2022.	68,320
Additional paid-in capital	786,822
Accumulated deficit	(204,228)
Accumulated other comprehensive gain (loss)	(13,044)
Total shareholders’ equity (deficit)	637,870
Total liabilities and shareholders’ equity (deficit)	$671,600

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Statement of Operations

For the Year Ended May 31, 2022

	May 31, 2022
Operations	$
Total revenue		-
Cost of revenue		-
Gross profit		-

Operating expenses		238,745

Loss from Operations		(238,745)

Other income (expenses)		-
Federal income tax expense		-
Net loss		(238,745)

Other comprehensive loss
Foreign currency translation gain (loss)		(13,004)
Total comprehensive loss		(251,749)

Earnings Per Share
Weighted average shares outstanding		64,961,973
Basic and fully diluted loss per share		$(0.00)

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended May 31, 2022

	Common Stock		Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2021	-	$-	-	-	-	-
Recap of Cocoluv, Inc.	64,900,000	64,900	(64,758)	34,517	-	34,659
Issuance of shares for cash	3,420,000	3,420	425,790			429,210
Warrants issued			425,790			425,790
Translation gain (loss)	-	-	-	-	(13,004)	(13,004)
Net loss	-	-	-	(238,745)	-	(238,745)
Balance May 31, 2022	68,320,000	68,320	786,822	(204,228)	(13,004)	637,870

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Statement of Cash Flows

For the Year Ended May 31, 2022

May 31, 2022
Cash flows from operating activities
Net loss	$(238,745)
Recap of Cocoluv, Inc.	34,659
Changes in operating assets and liabilities:
Prepaid expenses	(179,585)
Sales tax receivable	(10,809)
Security deposit	(613)
Accounts payable	30,754
Payroll liabilities	2,976
Cash used in operating activities	(361,363)

Acquisition of property and equipment	(3,254)
Cash used in investing activities	(3,254)

Cash flows from financing activities
Proceeds from the issuance of shares and warrants	855,000
Cash used in financing activities	855,000

Effect of translation changes on cash	(13,044)

Change in cash and cash equivalents	477,339
Cash, beginning of period	-
Cash, end of period	$477,339

Supplemental disclosures
Cash paid for interest	$-
Cash paid for income taxes	-

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Notes to the Consolidated Financial Statements

For the Year Ended May 31, 2022

Note 1 - Basis of Presentation and Significant Accounting Policies

CocoLuv Inc. was incorporated in the State of Nevada on September 13, 2017 and established a fiscal year end of May 31.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X"), and Karbon-X became the wholly owned subsidiary of the Company in a reverse merger (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition.

Under generally accepted accounting principles in the United States ("US GAAP"), because the combined entity will be dependent on Karbon-X's senior management, the Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Karbon-X is considered the acquirer for accounting and financial reporting purposes. On the date of the reorganization, the assets and liabilities of Karbon-X have been brought forward at their book value and consolidated with Cocoluv, Inc.’s assets, which comprised of cash and cash equivalents of $134 and liabilities which comprises due to related party of $99,902 (see Note 1 Basis of Presentation below). No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Karbon-X and are recorded at the historical cost basis of Karbon-X.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $238,745. As of May 31, 2022, the Company has a working capital of $634,003. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements present the consolidated balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These consolidated financial statements are presented in the United States dollar and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Sales Tax Receivable

Sales tax receivable consists of the accumulated reclaimable GST paid by the Company on purchases made in Canada.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets which are all five years.

Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by us are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Foreign Currency Translation

The functional currency of the Company is the Canadian Dollar (“CAD”). For financial statement purposes, the reporting currency is the United States Dollar (“USD”).

For financial reporting purposes, the consolidated financial statements are translated into the Company’s reporting currency, USD. Asset, liability and equity accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive loss in stockholder’s equity (deficit).

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of the warrants (Note 4).

The above estimates and assumptions are reviewed regularly. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Note 2 – Prepaid Expenses

As of May 31, 2022, prepaid expenses consisted of the following:

Description	May 31, 2022
Prepayments to third-party app developer	$176,777
Prepaid accounting services	2,544
Prepaid furniture	264
Total	$179,585

Note 3 - Property and Equipment

The amount of property and equipment as May 31, 2022, consisted of the following:

Description	May 31, 2022
Furniture and fixtures	$3,254
Total property cost	$3,254
Accumulated depreciation	-
Property and equipment, net	$3,254

The Company purchased three standing desks on May 25, 2022 for $3,254. These desks were put into service in June 2022, as such no depreciation expense has been recorded for the year ended May 31, 2022.

Note 4 – Shareholders’ Equity

During the year ended May 31, 2022, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  In that private placement the company sold 3,420,000 units at $0.25 per unit for total proceeds of $855,000.  Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.  In connection with the private placement the Company paid $10,000 as a finder’s fee.

Note 5 – Warrants

During the year ended May 31, 2022, the Company issued 3,420,000 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.75 with a two year term. The warrants were valued at $425,790.

A detail of warrant activity for the year ended May 31, 2022 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2021	-	$-	-
Exercised	-	-	-
Granted	3,420,000	0.75	1.83
Expired	-	-	-
Cancelled	-	-	-
Outstanding May 31, 2022	3,420,000	$0.75	1.83

Note 6 – Subsequent Events

Subsequent to May 31, 2022 and the date that these financial statements were available to be issued the Company completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  In that private placement the company sold 720,000 units at $0.25 per unit for total gross proceeds of $180,000.  Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.

Subsequent to May 31, 2022 and through the date that these financial statements were available to be issued, the Company made three payments amounting to approximately $145,196 to a third-party app development company.

Subsequent to May 31, 2022 and through the date that these financial statements were available to be issued, the Company made two payments amounting to approximately $32,608 to a marketing company.

The Company signed a lease agreement to rent office space for a one-year term beginning June 1, 2022 at a base rent of $1,627.50 per month.

Subsequent events have been evaluated through September 12, 2022, the date these financial statements were available to be released and noted no other events requiring disclosure.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

At inception of Cocoluv, Inc. (subsequently changed to Karbon-X Corp) the Company engaged PLS CPA, a professional corporation (“PLS”), to audit its financial statements for the period of inception to the fiscal years ended May 31, 2018, 2019, 2020 and 2021.

For the fiscal year ended May 31, 2022, we engaged Michael Gillespie & Associates, PLLC (“Gillespie”) who audited our consolidated financial statements from inception through May 31, 2022. Neither PLS’ nor Gillespie’s report on our consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the years then ended, contained an adverse opinion, and was not modified as to uncertainty, audit scope or accounting principles.

During those fiscal years and further through August 26, 2022, there have been no disagreements with either PLS or Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PLS or Gillespie, as the case may be, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During our recent fiscal year ended May 31, 2022, Gillespie did not advise us on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

During our recent fiscal year ended May 31, 2022 we did not consult with Gillespie regarding (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The report of Gillespie regarding the Company's consolidated financial statements for the fiscal year ended May 31, 2022 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of May 31, 2022, our internal control over financial reporting was not effective. The conclusion was a result of limitation, the Company is seeking to engage a Chief Financial Officer to review and prepare its books and financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The table below reflects the Company's executive officers and directors. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director. The address for each such officer and director is 1410 Columbia Ave., Castlegar, BC Canada N1N 3K3.

Name	Intended Positions and Offices

Chad Clovis	Chief Executive Officer, President and Director
Marita Dautel	Vice President and Director

The Directors and Officers named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, Directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the Board of Directors.

Chad Clovis, Chief Executive Officer, President and Director

Chad Clovis is the Chief Executive Officer of Karbon-X Corp. which he founded in 2022. Mr. Clovis has been the CEO of Chenn Holdings since 2013 performing business development and business expansion services for multiple businesses in the dirt works and oilfield transportation space. In 2014 he was the founder and Operations Manager of CCV Ltd a full-service oilfield trucking company which was successfully sold to Petrogas Logistics in 2016 where Mr.Clovis became the Manager of Northern Operations. After founding Karbon-X in early 2022 Mr.Clovis completed a reverse take over of Cocoluv, Inc., an OTC listed company, and raised substantial funds to operate the business through its growth period.

Chad Clovis is a professional operator with more then 80,000 hours operating various pieces of oilfield equipment including high pressure chemical pumpers, sour sealed tank units, high pressure water blast units and hydro vac units of various configurations. Mr. Clovis attended BCIT in 2011 to obtain the National Safety Officer designation, Leadership in Business Excellence designation and Janus Mentor Training designation which he graduated with honors.

Marita Dautel, Vice President and Director

Ms. Marita Dauel has worked in the financial and transportation industries as well as the provincial and municipal government since her graduation from business school in 2012. Ms. Dautel is a graduate of Krannert School of Management from Purdue University (MBA, 2012); and the European School of Business, Reutlingen University (B.Sc. International Business, Germany, 2011). While at Reutlingen, Ms. Dautel was a Model United Nations delegate in New York City, USA (2011) representing Cameroon. After completion of business school, Ms. Dautel joined Scotiabank as a Financial Advisor obtaining her Mutual Fund Dealers Association (MFDA) license to sell mutual funds in late 2013. She started working as an independent representative with Primerica Financial Services Ltd in fall of 2014 and obtained her license to sell Life Insurance in Canada which she was active in until May of 2021. She worked for a transportation company in Fort St. John for 2.5 years as the manager of finance until moving to Southern BC in early 2017 to work at Selkirk College in the finance department. In late 2017 she started working at City of Castlegar where she held various positions in both the finance as well as civic works departments. She is currently the Vice President of Karbon-X Project Inc, a position which she has been in since April 1st of 2022.

Involvement in Certain Legal Proceedings

No director, executive officer, promoter or control person of Karbon-X has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Committees of the Board

Decisions of the Board of Directors are generally taken by written unanimous resolutions.  The current Board comprises two members and is intending to hold regularly scheduled meetings.  The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

Family Relationships

Ms. Dautel is the Sister-in Law of Mr. Clovis.

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended May 31, 2022, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11.  Executive Compensation

Summary Compensation Table

Compensation Discussion and Analysis

Executive Officer and Director Compensation of the Company

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and any other employees earning over $100,000 per year from February 1, 2022 (date of inception) through May 31, 2022. No restricted stock awards, long-term incentive plan payout or other types of compensation were paid to these executive officers during that period. [to be completed from payroll records]

Name	Year	Fees Earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation($)	Total ($)
Chad Clovis	2022				13,750 CAD
Marita Dautel	2022	$	$-	$-	8,250 CAD	-	-	$

Employment Agreements

On February 17, 2022 the Company entered into an employment contract with Chad Clovis as President of Karbon-X Project. Pursuant to the contract Mr. Clovis is paid an annual salary of $66,000 CAD.

On April 1, 2022, 2022 the Company entered into an employment contract with Marita Dautel as Vice President of Karbon-X Project. Pursuant to the contract Ms. Dautel is paid an annual salary of $66,000 CAD.

Equity Compensation Plans

The Board may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion. Bonuses will be granted if the Board believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives. Other than our bonus plan we have no current equity compensation plans.

All compensation and stock option plans for executives and employees will be governed by the Compensation and Governance Committee.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director Compensation

We do not have a standard compensation arrangement for directors. The Company intends to form a Compensation and Governance Committee to make such determinations, with approval by both the Board of Directors and the Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned by (i) those persons or groups known to beneficially own more than 5% of the Company's common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group.  The information is set forth as of the time immediately after closing the reorganization.

Pursuant to Rule 13d-3 under the Exchange Act, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within 60 days through any means, including the exercise of any option, warrant or right or the conversion of a security.  Any shares that are not outstanding that a person has the right to acquire are deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of such person, but are not deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of any other person.

After the acquisition of Karbon-X Project, the following table represents a list of the principal stockholders:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Stock

Common Stock	Chad Clovis, Chief Executive Officer, President and Director (1)	17,000,000	26.20%
Common Stock	Marita Dautel, Vice President and Director	2,000,000	2.91%
Common Stock	Neil Aberle	4,225,000	6.15%
Common Stock	Jason McCarroll	4,225,000	6.15%
Common Stock	Tracy Eugene Knowles	4,225,000	6.15%
Common Stock	Jan Pociatek	3,962,225	5.76%
Common Stock	All officers and directors (2 persons)	19,000,000	29.3%

(1)	Consists of 17,000,000 shares held directly by Mr. Clovis and 2,000,000 shares held by Jennifer Clovis, who is the spouse of Mr. Clovis.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Director Independence

The Company is not currently listed on any national exchange, or quoted on any inter-dealer quotation service, that imposes independence requirements on any committee of the Company’s directors, such as an audit, nominating or compensation committee. The Company currently does not currently have any independent directors on its Board.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended May 31, 2022, for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $11,600.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending May 31, 2022.  Audit-related fees and all other fees, if any, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

The following Exhibits are included herein:

Exhibit No.	Description
10.1

Reorganization Agreement among Karbon-X Corp., Karbon-X Project and Reymund Guillermo dated as of February 21, 2022. (incorporated by reference to Exhibit 3.1(i) of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on July 1, 2022)

10.2

Employment Agreement dated February 17, 2022 between the Company and Chad Clovis  (incorporated by reference to Exhibit 3.1(i) of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on July 1, 2022)

10.3

Employment Agreement dated February 17, 2022 between the Company and Marita Dautel  (incorporated by reference to Exhibit 3.1(i) of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on July 1, 2022)

10.4

Commercial Lease Agreement dated May 6, 2022 between the Company and 459063 Ltd. (incorporated by reference to Exhibit 3.1(i) of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on July 1, 2022)

21.1	List of Subsidiaries
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Executive Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Karbon-X Corp.

September 13, 2022	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2022	/s/ Chad Clovis
Chad Clovis, Director
and Chief Executive Officer

Date: September 13, 2022	/s/ Marita Dautel
Maria Dautel, Director and Vice President

