Form 10-Q
period 2022-08-31
Karbon-X Corp.
filed 2022-10-17
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

Commission File Number 000-56288

KARBON-X CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1410 Columbia Ave. Castlegar, British Columbia, Canada N1N 3K3

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

As of August 31, 2022, there were 69,040,000 shares of common stock issued and outstanding.

2

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Index to Consolidated Financial Statements

August 31, 2022

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Balance Sheet

(Unaudited)

	August 31, 2022	May 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$186,487	$477,339
Sales tax receivable	20,541	10,809
Prepaid expenses and other current assets	317,783	179,585
Total current assets	524,811	667,733

Property and equipment	6,267	3,254
Inventory	86,000	-
Due from Karbon-X	-	-
Security deposit	1,347	613
Total assets	$618,426	$671,600

LIABILITES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,570	$30,754
Payroll liabilities	3,072	2,976
Total liabilities	6,641	33,730

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 69,040,000 and 68,320,000 shares issued and outstanding as of August 31, 2022 and May 31, 2022, respectively.	69,040	68,320
Additional Paid-in capital	966,102	786,822
Accumulated deficit	(400,096)	(204,228)
Accumulated other comprehensive gain (loss)	(23,262)	(13,044)
Total shareholders’ equity (deficit)	611,784	637,870
Total liabilities and shareholders’ equity (deficit)	$618,426	$671,600

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Statement of Operations

(Unaudited)

Three Months Ended
August 31, 2022
Operations
Total revenue	-
Cost of revenue	-
Gross profit	-

Marketing expenses	10,664
Professional fees	86,595
Other operating expenses	98,609
Total operating expenses	195,868

Loss from Operations	(195,868)

Other income (expenses)	-
Federal income tax expense	-
Net loss	(195,868)

Other comprehensive loss
Foreign currency translation gain (loss)	(10,217)
Total comprehensive loss	(206,085)

Earnings Per Share
Weighted average shares outstanding	68,882,637
Basic and fully diluted loss per share	$(0.00)

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended August 31, 2022

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2022	68,320,000	$68,320	786,822	(204,228)	(13,044)	637,870
Issuance of shares for cash	720,000	720	(3)	-	-	717
Warrants issued	-	-	179,283	-	-	179,283
Translation gain (loss)	-	-	-	-	(10,217)	(10,217)
Net loss	-	-	-	(195,868)	-	(195,868)
Balance August 31, 2022	69,040,000	69,040	966,102	(400,096)	(23,262)	611,784

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Consolidated Statement of Cash Flow

(Unaudited)

Three Months Ended
August 31, 2022
Cash flows from operating activities
Net (loss) income	$(195,868)
Adjustments to reconcile net loss to net cash:
Depreciation expense	229
Changes in operating assets and liabilities:
Sales tax receivable	(9,732)
Accounts payable	(27,184)
Payroll liabilities	95
Inventory	(86,000)
Prepaid expenses	(138,198)
Security deposit	(735)
Cash used in operating activities	(457,392)

Cash flows from investing activities
Acquisition of property and equipment	(3,243)
Cash used in investing activities	(3,243)

Cash flows from financing activities
Proceeds from issuance of shares and warrants	180,000
Cash used in financing activities	180,000

Effect of translation changes on cash	(10,217)

Change in cash and cash equivalents	(290,852)
Cash, beginning of period	477,339
Cash, end of period	$186,487

Supplemental disclosures
Cash paid for interest	$-
Cash paid for income taxes	-

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

(Formerly known as Cocoluv, Inc.)

Notes to Consolidated Financial Statements

August 31, 2022

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

CocoLuv Inc. was incorporated in the State of Nevada on September 13, 2017 and established a fiscal year end of May 31.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X"), and Karbon-X became the wholly owned subsidiary of the Company in a reverse merger (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition.  As part of the Reverse Acquisition, on April 14, 2022 the Company changed its name to Karbon-X Corp.

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $400,096.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2022, included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission on September 13, 2022.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

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

Inventory

Inventories are stated at the lower of cost, using weighted average of the cost of the goods on hand at the year end or net realizable value.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Note 2 – Prepaid Expenses

As of August 31, 2022 and May 31, 2022, prepaid expenses consisted of the following:

Description	August 31, 2022	May 31, 2022
Prepayments to third-party app developer	$317,783	$176,777
Prepaid accounting services	-	2,544
Prepaid furniture	-	264
Total	$317,783	$179,585

Note 3 – Inventory

Inventory as of August 31, 2022 and May 31, 2022, consisted of the following:

Description	August 31, 2022	May 31, 2022
Carbon Credit Inventory	$86,000	$-
Total	$86,000	$-

Carbon credit inventory represents carbon credits currently held for sale.

Note 4 - Property and Equipment

The amount of property and equipment as of August 31, 2022 and May 31, 2022, consisted of the following:

Description	August 31, 2022	May 31, 2022
Furniture and fixtures	$4,964	$3,254
Software	1,529	-
Total property cost	$6,493	$3,254
Accumulated depreciation	(226)	-
Property and equipment, net	$6,267	$3,254

The Company purchased office chairs and desks on June 9, 2022 for $1,710 and a computer on July 23, 2022 for $1,529.  Depreciation expense for the three months ended August 2022 was $229.

Note 5 – Shareholders’ Equity

During the three months ended August 31, 2022, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  In that private placement the company sold 720,000 units at $0.25 per unit for total proceeds of $180,000.  Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.

Note 6 – Warrants

During the three months ended August 31, 2022, the Company issued 720,000 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.75 with a two year term. The warrants were valued at $179,283.

A detail of warrant activity for the three months ended August 31, 2022 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2022	3,420,000	$0.75	1.58
Exercised	-	-	-
Granted	720,000	0.75	1.78
Expired	-	-	-
Cancelled	-	-	-
Outstanding August 31, 2022	3,420,000	$0.75	1.63

Note 7 – Subsequent Events

Subsequent to August 31, 2022 and through the date that these financial statements were available to be issued, the Company made one payment amounting to approximately $46,733 to a third-party app development company.

Subsequent events have been evaluated through October 13, 2022, the date these financial statements were available to be released and noted no other events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. for the thre months ending August 31, 2022.  The historical operations and financial statements of Karbon-X Corp. for the three months ending August 31, 2021 are not included since they reflect only the operations of the predecessor Cocoluv, Inc. which had no significant operations.

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

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X"), and Karbon-X became the wholly owned subsidiary of the Company in a reverse merger (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition.    As part of the Reverse Acquisition, on April 14, 2022 the Company changed its name to Karbon-X Corp.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2022, included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission on September 13, 2022.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Financial Condition and Results of Operations

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $400,096.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Unaudited Results for the Three Months Ended August 31, 2022

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $400,096.  As of August 31, 2022, the Company has working capital of $518,171.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Sales and Revenue

For the three-month period ended August 31, 2022 we had no revenue. We are just at the beginning of our operations which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the three-month period ended August 31, 2022 totaled $195,868. Operating expenses included office and general expenses, professional fees, development expenses for our app and expenses relating to a project to plant Dipteryx Alata (Baru Nut Trees) through one of our partners.

Net Loss

Net loss from operations after income taxes was $195,868 during the three months ended August 31, 2022.  Again this was as a result of office and general expenses, app development expense and tree planting expense.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Three Months Ended August 31, 2022
Cash used in operating activities	$457,392
Cash used in financing activities	$3,242
Cash from (used in) investing activities	$180,000
Change in cash during the period	$(290,851)
Effect of exchange rate change	$(10,217)
Cash, beginning of period	$477,339
Cash, end of period	$186,488

As of August 31, 2022, the Company had $524,811 in current assets.

To date, the Company has financed its operations through equity sales.

On March 7, 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement is ongoing. The private placement sought to raise $1,000,000 through the sale of Units at $0.25 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $0.50 per share.  As of August 31, 2022 we have obtained $1,040,000in gross proceeds from this offering.

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

Capital Expenditures

As of August 31, 2022 we had no capital expenditures.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $400,096.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of August 31, 2022, our internal control over financial reporting was not effective. Because of limitations in our financial operations we had limited resources. These adjustments indicate material weaknesses in certain cycles, including but not limited to inventory and costing, and financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement is ongoing. The private placement sought to raise $1,000,000 through the sale of Units at $0.25 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $0.50 per share.  As of August 31, 2022 we have obtained $860,000 in gross proceeds from this offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Karbon-X Corp.
(Registrant)

Date: October 10, 2022	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer and Director {Principal and Executive Officer}

Date: October 10, 2022	By:	/s/ Chad Clovis
Chad Clovis
Acting Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

