Form 10-Q
period 2022-11-30
Karbon-X Corp.
filed 2023-01-23
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

Commission File Number 000-56288

KARBON-X CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1410 Columbia Ave, Castlegar, British Columbia, Canada N1N 3K3

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

As of January 12, 2023, there were 69,040,000 shares of common stock issued and outstanding.

2

KARBON-X CORP.

Index to Consolidated Financial Statements

November 30, 2022

KARBON-X CORP.

Consolidated Balance Sheet

	November 30, 2022	May 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$57,420	$477,339
Accounts receivable	1,862	-
Sales tax receivable	24,177	10,809
Prepaid expenses and other current assets	-	2,808
Total current assets	83,459	490,957

Property and equipment	5,773	3,254
Internally developed software	352,948	176,777
Inventory	82,210	-
Investment in Silviculture	1,124,755	-
Security deposit	1,304	613
Total assets	$1,650,449	$671,600

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$72,745	$30,754
Payroll liabilities	4,597	2,976
Total liabilities	77,342	33,730

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 73,540,000 and 68,320,000 shares issued and outstanding as of November 30, 2022 and May 31, 2022, respectively.	69,040	68,320
Shares to be issued	1,125,000	-
Additional Paid-in capital	966,102	786,822
Accumulated deficit	(542,018)	(204,228)
Accumulated other comprehensive gain (loss)	(45,017)	(13,044)
Total shareholders’ equity (deficit)	1,573,107	637,870
Total liabilities and shareholders’ equity (deficit)	$1,650,449	$671,600

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended	Six Months Ended
	November 30, 2022	November 30, 2022
Operations	$	$
Total revenue	-	-
Cost of revenue	-	-
Gross profit	-	-

Marketing expenses	8,320	18,984
Professional fees	70,277	156,872
Other operating expenses	63,818	162,427
Total operating expenses	142,415	338,283

Loss from Operations	(142,415)	(338,283)

Other income (expenses)	493	493
Net loss before income taxes	(141,922)	(337,790)
Federal income tax expense	-	-
Net loss	(141,922)	(337,790)

Other comprehensive loss
Foreign currency translation gain (loss)	(21,755)	(31,973)
Total comprehensive loss	(163,677)	(369,763)

Earnings Per Share
Weighted average basic and diluted shares outstanding	69,840,000	69,356,923
Basic and fully diluted loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Three and Six Months Ended November 30, 2022

(Unaudited)

Three Months Ended November 30, 2022

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance August 31, 2022	69,040,000	69,040	-	966,102	(400,096)	(23,262)	611,784
Shares to be issued for investment	-	-	1,125,000	-	-	-	1,125,000
Translation gain (loss)	-	-	-	-	-	(21,755)	(21,755)
Net loss	-	-	-	-	(141,922)	-	(141,922)
Balance November 30, 2022	69,040,000	69,040	1,125,000	966,102	(542,018)	(45,017)	1,573,107

Six Months Ended November 30, 2022

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2022	68,320,000	$68,320	-	786,822	(204,228)	(13,044)	637,870
Shares to be issued for investment	-	-	1,125,000	-	-	-	1,125,000
Issuance of shares and warrants for cash	720,000	720	-	179,820	-	-	180,000
Translation gain (loss)						(31,973)	(31,973)
Net loss	-	-	-	-	(337,790)	-	(337,790)
Balance November 30, 2022	69,040,000	69,040	1,125,000	966,102	(542,018)	(45,017)	1,573,107

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Cash Flow

(Unaudited)

Six Months Ended
November 30, 2022
Cash flows from operating activities
Net (loss) income	$(337,790)
Adjustments to reconcile net loss to net cash:
Depreciation expense	528
Loss on investment	245
Changes in operating assets and liabilities:
Accounts receivable	(1,862)
Sales tax receivable	(13,368)
Accounts payable	41,991
Payroll liabilities	1,620
Inventory	(82,209)
Prepaid expenses	2,808
Security deposit	(692)
Cash used in operating activities	(388,729)

Cash flows from investing activities
Acquisition of property and equipment	(3,046)
Cash paid for software development	(176,171)
Cash used in investing activities	(179,217)

Cash flows from financing activities
Proceeds from issuance of shares and warrants	180,000
Cash provided by financing activities	180,000

Effect of translation changes on cash	(31,973)

Change in cash and cash equivalents	(419,919)
Cash, beginning of period	477,339
Cash, end of period	$57,420

Non cash investing and financing activities
Shares to be issued for the Silviculture investment	$1,125,000

Supplemental disclosures
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

November 30, 2022

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

CocoLuv Inc. was incorporated in the State of Nevada on September 13, 2017 and established a fiscal year end of May 31.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X"), and Karbon-X became the wholly owned subsidiary of the Company in a reverse merger (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. Karbon-X Project Inc. was incorporated in British Columbia on February 11, 2022 and established a fiscal year end of May 31. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition.  As part of the Reverse Acquisition, on April 14, 2022 the Company changed its name to Karbon-X Corp.

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $542,018.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended May 31, 2022, included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission on September 13, 2022.  Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on net earnings, financial position, or cash flows. The unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six-months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

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

Investments

The Company accounts for investments with a 20% to 50% ownership and a significant, but not controlling influence as equity method investments.  Investments with a greater than 50% ownership and a controlling influence are accounted for using the consolidation method.  The Company assesses the potential impairment of equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximate their fair values due to their short-term maturities.

Foreign Currency Translation

The functional currency of the Company is the Canadian Dollar (“CAD”). For financial statement purposes, the reporting currency is the United States Dollar (“USD”).

For financial reporting purposes, the consolidated financial statements are translated into the Company’s reporting currency, USD. Asset and liabilities are translated using the closing exchange rate in effect at the balance sheet date with the resulting translation adjustments included as a separate component of shareholder’s equity through other comprehensive income (loss) in the consolidated statement of operations.

Income and expenses are translated at the average yearly rates of exchange.  The Company includes realized gains and losses from foreign currency transactions in other income (expense), net in the consolidated statement of operations.

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of the warrants (Note 6).

The above estimates and assumptions are reviewed regularly. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of November 30, 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Note 2 – Prepaid Expenses

As of November 30, 2022 and May 31, 2022, prepaid expenses consisted of the following:

Description	November 30, 2022	May 31, 2022
Prepaid accounting services	-	2,544
Prepaid furniture	-	264
Total	$-	$2,808

Note 3 – Inventory

Inventory as of November 30, 2022 and May 31, 2022, consisted of the following:

Description	November 30, 2022	May 31, 2022
Carbon Credit Inventory	$82,209	$-
Total	$82,209	$-

Carbon credit inventory represents carbon credits currently held for sale and are stated at the lower of cost, using the weighted average of the cost of the goods on hand at year end, or net realizable value.

Note 4 - Property and Equipment

The amount of property and equipment as of November 30, 2022 and May 31, 2022, consisted of the following:

Description	November 30, 2022	May 31, 2022
Furniture and fixtures	$4,806	$3,254
Computer and equipment	1,481	-
Total property cost	$6,287	$3,254
Accumulated depreciation	(514)	-
Property and equipment, net	$5,773	$3,254

The Company purchased office chairs and desks on June 9, 2022 for $1,710 and a computer on July 23, 2022 for $1,529.  Depreciation expense for the six months ended November 30, 2022 was $528.

Note 5 – Shareholders’ Equity

During the six months ended November 30, 2022, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  In that private placement the company sold 720,000 units at $0.25 per unit for total proceeds of $180,000.  Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.

During the three months ended November 30, 2022, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. As of November 30, 2022, the Company has purchased 24% of Silviculture Systems for 4,500,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,125,000.

Note 6 – Warrants

During the six months ended November 30, 2022, the Company issued 720,000 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.75 with a two year term. The 720,000 units of warrants and shares were issued in exchange for $180,000.

A detail of warrant activity for the six months ended November 30, 2022 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2022	3,420,000	$0.75	1.33
Exercised	-	-	-
Granted	720,000	0.75	1.50
Expired	-	-	-
Cancelled	-	-	-
Outstanding November 30, 2022	4,140,000	$0.75	1.37

Note 7 – Investments

On November 15, 2022, the Company executed a share exchange agreement to buy up to 80% of Siliviculture Systems in exchange for shares of Karbon-X Corp valued at $3,750,000.  The issuance of shares will occur in tranches upon the completion of milestones.  As of November 30, 2022, the Company has a 24% ownership in Silviculture Systems and has a significant, but not controlling interest in Silviculture Systems. The shares related to the 24% ownership are shown as shares to be issued and have been valued at the most recent stock purchase price of $0.25 per share.  This investment has been accounted for as an equity method investment and its respective gain/loss for the period has been recorded in the statement of operations.

On November 15, 2022, the Company entered into a joint venture agreement with Silviculture Systems with 80% ownership in the joint venture.  Pursuant to the agreement, the Company will contribute $3,500,000 over the next 36 months to the joint venture. The contributions will occur in tranches upon the completion of milestones.  As of November 30, 2022, the Company has contributed $30,000 to the joint venture and has a controlling 80% interest in the joint venture.  There has been no activity in the joint venture as of November 30, 2022, the joint venture has been consolidated and all intercompany transactions have been eliminated.

Note 8 – Internally Developed Software

In accordance with ASC 350-40, the Company has capitalized internally developed software for its development of a mobile application.  The software is currently in its application development stage and all related costs are being capitalized as incurred.  Once the software is ready for implementation, the Company will begin amortizing the software over its estimated useful life.  As of November 30, 2022 and May 31, 2022, the Company has capitalized internally developed software of $352,948 and $176,777, respectively.

Note 9 – Subsequent Events

On January 13, 2023, the Company obtained a short term loan of $100,000 from a third party.

Subsequent events have been evaluated through January 23, 2023, the date these financial statements were available to be released and noted no other events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. for the three and six months ending November 30, 2022.  The historical operations and financial statements of Karbon-X Corp. for the three and six months ending November 30, 2021 are not included since they reflect only the operations of the predecessor Cocoluv, Inc. which had no significant operations.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2022, included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission on September 13, 2022.  Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six-months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

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

For financial reporting purposes, the consolidated financial statements are translated into the Company’s reporting currency, USD. Asset and liabilities are translated using the closing exchange rate in effect at the balance sheet date with the resulting translation adjustments included as a separate component of shareholder’s equity through other comprehensive income (loss) in the consolidated statement of operations.

Income and expenses are translated at the average yearly rates of exchange.  The Company includes realized gains and losses from foreign currency transactions in other income (expense), net in the consolidated statement of operations.

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of the warrants (Note 6).

The above estimates and assumptions are reviewed regularly. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of November 30, 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Financial Condition and Results of Operations

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $542,018.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Unaudited Results for the Three Months Ended November 30, 2022

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $542,018.  As of November 30, 2022, the Company has working capital of $6,117.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Sales and Revenue

For the three-month period ended November 30, 2022 we had no revenue. We are just at the beginning of our operations which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the three-month period ended November 30, 2022 totaled $142,415. Operating expenses included office and general expenses, professional fees, development expenses for our app and expenses relating to a project to plant Dipteryx Alata (Baru Nut Trees) through one of our partners.

Net Loss

Net loss from operations after income taxes was $141,922 during the three months ended November 30, 2022.  Again this was as a result of office and general expenses, app development expense and tree planting expense.

Unaudited Results for the Six Months Ended November 30, 2022

Sales and Revenue

For the six-month period ended November 30, 2022 we had no revenue. We are just at the beginning of our operations which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the six -month period ended November 30, 2022 totaled $338,283. Operating expenses included office and general expenses, professional fees, development expenses for our app and expenses relating to a project to plant Dipteryx Alata (Baru Nut Trees) through one of our partners.

Net Loss

Net loss from operations after income taxes was $337,790 during the six months ended November 30, 2022.  Again this was as a result of office and general expenses, app development expense and tree planting expense.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Six Months Ended November 30, 2022
Cash used in operating activities	$(388,729)
Cash provided by financing activities	$180,000
Cash from (used in) investing activities	$(179,217)
Change in cash during the period	$(419,919)
Effect of exchange rate change	$(31,973)
Cash, beginning of period	$477,339
Cash, end of period	$57,420

As of November 30, 2022, the Company had $83,459 in current assets.

To date, the Company has financed its operations through equity sales.

On March 7, 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement is ongoing. The private placement sought to raise $1,000,000 through the sale of Units at $0.25 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $0.50 per share.  We obtained $1,040,000 in gross proceeds from this offering.

On November 23, 2022 the Company commenced a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  As of November 30, 2022 in that private placement the company sold 720,000 units at $0.25 per unit for total proceeds of $180,000.  Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.

During the three months ended November 30, 2022, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems.  As of November 30, 2022, the Company has purchased 24% of Silviculture Systems for 4,500,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,125,000.

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

Capital Expenditures

As of November 30, 2022 we had no capital expenditures.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $542,018.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of November 30, 2022, our internal control over financial reporting was not effective. Because of limitations in our financial operations we had limited resources. These adjustments indicate material weaknesses in certain cycles, including but not limited to inventory and costing, and financial reporting.

In order to address this material weakness, the Company intends to engage a Chief Financial Officer who can act as a second control person relative to the Company’s financial operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement is ongoing. The private placement sought to raise $1,000,000 through the sale of Units at $0.25 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $0.50 per share.  We obtained $1,040,000 in gross proceeds from this offering.

On November 23, 2022 the Company commenced a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  As of November 30, 2022 in that private placement the company sold 720,000 units at $0.25 per unit for total proceeds of $180,000.  Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.

During the three months ended November 30, 2022, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems.  As of November 30, 2022, the Company has purchased 24% of Silviculture Systems for 4,500,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,125,000

Item 3. Defaults Upon Senior Securities.

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

Karbon-X Corp.
(Registrant)

Date: January 23, 2023	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer and Director (Principal and Executive Officer)

Date: January 23, 2023	By:	/s/ Chad Clovis
Chad Clovis
Acting Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

