Form 10-Q
period 2023-02-28
Karbon-X Corp.
filed 2023-04-14
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

___________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 10, 2023, there were 70,040,000 shares of common stock issued and outstanding.

2

KARBON-X CORP.

Index to Consolidated Financial Statements

February 28, 2023

KARBON-X CORP.

Consolidated Balance Sheets

	February 28, 2023	May 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$102,212	$477,339
Sales tax receivable	31,940	10,809
Prepaid expenses and other current assets	-	2,808
Total current assets	134,152	490,957

Property and equipment	5,507	3,254
Internally developed software	456,946	176,777
Inventory	81,471	-
Due from Silviculture	147,133	-
Investment in Silviculture	1,138,391	-
Security deposit	8,909	613
Total assets	$1,972,509	$671,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,657	$30,754
Short term loan	99,604	-
Due from related parties	14,860	-
Payroll liabilities	3,154	2,976
Total liabilities	174,275	33,730

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 70,040,000 and 68,320,000 shares issued and outstanding as of February 28, 2023 and May 31, 2022, respectively.	70,040	68,320
Shares to be issued	1,125,000	-
Additional Paid-in capital	1,465,102	786,822
Accumulated deficit	(850,262)	(204,228)
Accumulated other comprehensive gain (loss)	(11,646)	(13,044)
Total shareholders’ equity	1,798,234	637,870
Total liabilities and shareholders’ equity	$1,972,509	$671,600

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Operations
Total revenue	$7,823	$-	$7,823	$-
Cost of revenue	1,190	-	1,190	-
Gross profit	6,634	-	6,634	-

Marketing expenses	17,928	-	36,912	-
Professional fees	231,020	-	324,347	-
Other operating expenses	142,950	1,865	305,377	34,781
Total operating expenses	391,898	1,865	666,636	34,781

Loss from Operations	(385,265)	(1,865)	(660,003)	(34,781)

Other income (expenses)	13,476	-	13,968	-
Net loss before income taxes	(371,789)	(1,865)	(646,034)	(34,781)
Federal income tax expense	-	-	-	-
Net loss	(371,789)	(1,865)	(646,034)	(34,781)

Other comprehensive loss
Foreign currency translation gain (loss)	33,371	(2)	1,398	(2)
Total comprehensive loss	$(338,418)	$(1,867)	$(644,636)	$(34,783)

Earnings Per Share
Weighted average basic and diluted shares outstanding	69,323,708	64,900,000	69,077,537	64,900,000
Basic and fully diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended February 28, 2023 and 2022

(Unaudited)

Three Months Ended February 28, 2023

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance November 30, 2022	69,040,000	$69,040	$1,125,000	$966,102	$(478,743)	$(45,017)	$1,636,652
Issuance of shares and warrants for cash	1,000,000	1,000	-	499,000	-	-	500,000
Translation gain (loss)	-	-	-	-	-	33,371	33,371
Net loss	-	-	-	-	(371,789)	-	(371,789)
Balance February 28, 2023	70,040,000	$70,040	$1,125,000	$1,465,102	$(850,262)	$(11,646)	$1,798,234

Nine Months Ended February 28, 2023

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2022	68,320,000	$68,320	$-	$786,822	$(204,228)	$(13,044)	$637,870
Shares to be issued for investment	-	-	1,125,000	-	-	-	1,125,000
Issuance of shares and warrants for cash	1,720,000	1,720	-	678,280	-	-	680,000
Translation gain (loss)						1,398	1,398
Net loss	-	-	-	-	(646,034)	-	(646,034)
Balance February 28, 2023	70,040,000	$70,040	$1,125,000	$1,465,102	$(850,262)	$(11,646)	$1,798,234

Nine Months Ended February 28, 2022

	Common Stock		Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2021	-	$-	$-	$-	$-	$-
Recap of Cocoluv, Inc.	64,900,000	64,900	(64,758)	34,517	-	34,658
Translation gain (loss)	-	-	-	-	(2)	(2)
Net loss	-	-	-	(34,781)	-	(34,781)
Balance February 28, 2022	64,900,000	$64,900	$(64,758)	$(265)	$(2)	$(125)

Three Months Ended February 28, 2022

	Common Stock		Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	in Capital	Deficit	gain (loss)	Total
Balance November 30, 2021	-	$-	$-	$(32,914)	$-	$(32,914)
Recap of Cocoluv, Inc.	64,900,000	64,900	(64,758)	34,517	-	34,658
Translation gain (loss)	-	-	-	-	(2)	(2)
Net loss	-	-	-	(1,867)	-	(1,867)
Balance February 28, 2022	64,900,000	$64,900	$(64,758)	$(265)	$(2)	$(125)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2023	February 28, 2022
Cash flows from operating activities
Net (loss) income	$(646,034)	$(34,781)
Adjustments to reconcile net loss to net cash:
Recap of Cocoluv, Inc.	-	34,658
Depreciation expense	824	-
Gain on investment	(13,391)	-
Changes in operating assets and liabilities:
Sales tax receivable	(21,131)	-
Accounts payable	25,904	266
Payroll liabilities	177	-
Due from Silviculture	(147,133)	-
Due to related parties	14,860	-
Inventory	(81,471)	-
Prepaid expenses	2,808	-
Security deposit	(8,296)	-
Cash used in operating activities	(872,883)	143

Cash flows from investing activities
Acquisition of property and equipment	(3,046)	-
Cash paid for software development	(280,169)	-
Cash used in investing activities	(283,215)	-

Cash flows from financing activities
Proceeds from short term loan	99,604	-
Proceeds from issuance of shares and warrants	680,000	-
Cash provided by financing activities	779,604	-

Effect of translation changes on cash	1,367	(2)

Change in cash and cash equivalents	(375,127)	141
Cash, beginning of period	477,339	-
Cash, end of period	$102,212	$141

Non cash investing and financing activities
Shares to be issued for the Silviculture investment	$1,125,000	$-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

February 28, 2023

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $850,262.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the fiscal year ended May 31, 2022, included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission on September 13, 2022.  Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.  The unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine-months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets which are all five years.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of February 28, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Note 2 – Prepaid Expenses

As of February 28, 2023 and May 31, 2022, prepaid expenses consisted of the following:

Description	February 28, 2023	May 31, 2022
Prepaid accounting services	$-	$2,544
Prepaid furniture	-	264
Total	$-	$2,808

Note 3 – Inventory

Inventory as of February 28, 2023 and May 31, 2022, consisted of the following:

Description	February 28, 2023	May 31, 2022
Carbon Credit Inventory	$81,471	$-
Total	$81,471	$-

Carbon credit inventory represents carbon credits currently held for sale and are stated at the lower of cost, using the weighted average of the cost of the goods on hand at year end, or net realizable value.

Note 4 - Property and Equipment

The amount of property and equipment as of February 28, 2023 and May 31, 2022, consisted of the following:

Description	February 28, 2023	May 31, 2022
Furniture and fixtures	$4,832	$3,254
Computer and equipment	1,488	-
Total property cost	$6,320	$3,254
Accumulated depreciation	(813)	-
Property and equipment, net	$5,507	$3,254

The Company purchased office chairs and desks on June 9, 2022 for $1,710 and a computer on July 23, 2022 for $1,529.  Depreciation expense for the nine months ended February 28, 2023 was $824.

Note 5 – Shareholders’ Equity

During the nine months ended February 28, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  In that private placement the company sold 720,000 units at $0.25 per unit for total proceeds of $180,000.  Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.

During the nine months ended February 28, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. As of February 28, 2023, the Company has purchased 24% of Silviculture Systems for 4,500,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,125,000.

During the three months ended February 28, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  In that private placement the company sold 1,000,000 shares of common stock at $0.50 per share for total proceeds of $500,000.

Note 6 – Warrants

During the nine months ended February 28, 2023, the Company issued 720,000 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.75 with a two year term. The 720,000 units of warrants and shares were issued in exchange for $180,000.

A detail of warrant activity for the nine months ended February 28, 2023 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2022	3,420,000	$0.75	1.08
Exercised	-	-	-
Granted	720,000	0.75	1.25
Expired	-	-	-
Cancelled	-	-	-
Outstanding February 28, 2023	4,140,000	$0.75	1.12

Note 7 – Investments

On November 15, 2022, the Company executed a share exchange agreement to buy up to 80% of Silviculture Systems in exchange for shares of Karbon-X Corp valued at $3,750,000.  The issuance of shares will occur in tranches upon the completion of milestones.  As of February 28, 2023, the Company has a 24% ownership in Silviculture Systems and has a significant, but not controlling interest in Silviculture Systems. The shares related to the 24% ownership are shown as shares to be issued and have been valued at the most recent stock purchase price of $0.25 per share.  This investment has been accounted for as an equity method investment and its respective gain/loss for the period has been recorded in the statement of operations.  For the three and nine months ended February 28, 2023, the Company recorded a gain on investment of $13,636 and $13,391, respectively.

On November 15, 2022, the Company entered into a joint venture agreement with Silviculture Systems with 80% ownership in the joint venture.  Pursuant to the agreement, the Company will contribute $3,500,000 over the next 36 months to the joint venture.  The contributions will occur in tranches upon the completion of milestones.  As of February 28, 2023, the Company has contributed $147,133 to the joint venture and has a controlling 80% interest in the joint venture.  There has been no activity in the joint venture as of February 28, 2023, the joint venture has been consolidated and all intercompany transactions have been eliminated.

Note 8 – Internally Developed Software

In accordance with ASC 350-40, the Company has capitalized internally developed software for its development of a mobile application.  The software is currently in its application development stage and all related costs are being capitalized as incurred.  Once the software is ready for implementation, the Company will begin amortizing the software over its estimated useful life.  As of February 28, 2023 and May 31, 2022, the Company has capitalized internally developed software of $456,946 and $176,777, respectively.

Note 9 – Short Term Note

On January 13, 2023, the Company obtained a short term loan of $100,000 from a third party.  Pursuant to a security agreement, the Company’s assets act as collateral against the loan.  This loan has an interest rate of 8% per annum and is due in full on July 10, 2023.

Note 10 – Subsequent Events

On March 31, 2023, the Company terminated their current lease agreement.

On March 6, 2023, the Company signed a new lease agreement to rent office space expiring on July 31, 2026.  This lease will fall under the ASC 842 leasing standard and the Company will record a lease liability and corresponding right of use asset as of the start of the lease.

Subsequent events have been evaluated through April 14, 2023, the date these financial statements were available to be released and noted no other events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. for the three and nine months ending February 28, 2023 and 2022.

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

Overview

The Company was incorporated in the State of Nevada under the name CocoLuv, Inc. on September 13, 2017 and established a fiscal year end of May 31.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X"), and Karbon-X became the wholly owned subsidiary of the Company in a reverse acquisition (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition.  As part of the Reverse Acquisition, on April 14, 2022 the Company changed its name to Karbon-X Corp.

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

NFT minting platform for carbon credits truly allows carbon credit owners to mint their credits into NFTs for a secure and efficient method of trading in a market that appears set to grow rapidly in the coming years. A trading platform will allow the owners of the NFT to monitor their assets while tracking their value and trading history.  This is done on the blockchain to mitigate many risks such as double trading and long-term record keeping issues. By using a “side chain” of ethereum costs are kept to a minimum for users

References in this periodic report on Form 10-Q to “Karbon-X” or the “Company” may include references to the operations of our subsidiary Karbon-X Project. This entity is a 100% wholly owned subsidiary of Karbon-X and consequentially reports quarterly financials up to a consolidated quarterly submission.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2022, included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission on September 13, 2022.  Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine-months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of February 28, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Financial Condition and Results of Operations

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $850,262.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Unaudited Results for the Three Months Ended February 28, 2023 and 2022

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $850,262.  As of February 28, 2023, the Company has negative working capital of $40,122.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Sales and Revenue

For the three-month period ended February 28, 2023 we had revenue of $7,823 compared to $0 for the three month period ended February 28, 2022. We are just at the beginning of our operations which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the three-month period ended February 28, 2023 totaled $391,898, compared to $1,865 for the three month period ended February 28, 2022. The increase was related to operating expenses included office and general expenses, professional fees, development expenses for our app and expenses relating to a project to plant Dipteryx Alata (Baru Nut Trees) through one of our partners.

Net Loss

Net loss from operations after income taxes was $371,789 during the three months ended February 28, 2023 compared to $1,865 for the three month period ended February 28, 2022.  Again this was as a result of office and general expenses, app development expense and tree planting expense.

Unaudited Results for the Nine Months Ended February 28, 2023 and 2022

Sales and Revenue

For the nine-month period ended February 28, 2023 we had revenue of $7,823 compared to $0 for the nine month period ended February 28, 2022. We are just at the beginning of our operations which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the nine-month period ended February 28, 2023 totaled $666,636 compared to $34,781 for the nine month period ended February 28, 2022.  The increase was related to operating expenses included office and general expenses, professional fees, development expenses for our app and expenses relating to a project to plant Dipteryx Alata (Baru Nut Trees) through one of our partners.

Net Loss

Net loss from operations after income taxes was $646,034 during the nine months ended February 28, 2023 compared to $34,781 for the nine month period ended February 28, 2022.  Again this was as a result of office and general expenses, app development expense and tree planting expense.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Nine Months Ended February 28, 2023
Cash used in operating activities	$(872,883)
Cash provided by financing activities	$779,604
Cash from (used in) investing activities	$(283,215)
Change in cash during the period	$(375,127)
Effect of exchange rate change	$1,367
Cash, beginning of period	$477,339
Cash, end of period	$102,213

As of February 28, 2023, the Company had $134,152 in current assets.

To date, the Company has financed its operations through equity sales and one note transaction.

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

On November 23, 2022 the Company commenced a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  As of February 28, 2023 in that private placement the company sold 720,000 units at $0.25 per unit for total proceeds of $180,000.  Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.

During the nine months ended February 28, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems.  As of February 28, 2023, the Company has purchased 24% of Silviculture Systems for 4,500,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,125,000.

During the three months ended February 28, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  In that private placement the company sold 1,000,000 shares of common stock at $0.50 per share for total proceeds of $500,000.

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

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of convertible notes or common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2023. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operations, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of February 28, 2023 we had no capital expenditures.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $850,262.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, our management concluded that, as of February 28, 2023, our internal control over financial reporting was not effective. Because of limitations in our financial operations we had limited resources. These adjustments indicate material weaknesses in certain cycles, including but not limited to inventory and costing, and financial reporting.

In order to address this material weakness, the Company has entered into an agreement for a Chief Financial Officer who can act as a second control person relative to the Company’s financial operations.

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

On November 23, 2022 the Company commenced a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  As of February 28, 2023 in that private placement the company sold 720,000 units at $0.25 per unit for total proceeds of $180,000.  Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.

During the nine months ended February 28, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems.  As of February 28, 2023, the Company has purchased 24% of Silviculture Systems for 4,500,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,125,000.

During the three months ended February 28, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  In that private placement the company sold 1,000,000 shares of common stock at $0.50 per share for total proceeds of $500,000.

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

Karbon-X Corp. (Registrant)

Date: April 14, 2023	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer and Director {Principal and Executive Officer}

Date: April 14, 2023	By:	/s/ Chad Clovis
Chad Clovis
Acting Chief Financial Officer (Principal Financial Officer Principal Accounting Officer)

