Form 10-K
period 2023-05-31
Karbon-X Corp.
filed 2023-09-13
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended May 31, 2023

000-56288

(Commission file number)

Karbon-X Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

910 7th Ave SW

Calgary, AB, Canada T2P 3N8

844-462-3637

(Address and telephone number of principal executive offices)

1410 Columbia Ave., Castlegar, BC Canada N1N 3K3

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2023 was unknown.

(At May 31, 2023, the registrant had 72,579,000 shares of common stock issued and outstanding, of which 17,000,000 shares of common stock issued and outstanding were held by officers and directors. Market value is not available for that date as the Company is currently trading on the expert market.)

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

Item 1. Description of Business

Karbon-X Corp (or "Karbon-X" or "the Company") is a public Nevada corporation that offers investors exposure to certified carbon credits which are a key instrument used by both individuals and corporations to achieve their carbon neutral and net-zero carbon goals. The company is environmental and social governance (ESG) principled and focuses on partnering with high-quality projects and/or companies that generate or are actively involved in the voluntary carbon credit market.

The Company has entered into several letters of intent and intends to invest capital into projects that have proven C02 reduction potential and that may not have been otherwise developed. The majority of these projects have significant social and economic benefits in addition to their carbon reduction or removal potential.

Karbon-X Corp is focused on customized transactional options for corporations to offset their carbon footprint and provides scalable access to the Verified Emissions Reduction markets. Karbon-X is changing the marketing framework of traditional carbon marketing by engaging with the public in order to fund multiple forms of technology based greenhouse gas reduction builds.

Carbon Credit Generation

Karbon-X Corp has begun purchasing verified carbon credits from numerous vendors and then intends to resell these credits to both industry and the general public. The Company has already begun funding projects in order to generate Karbon-X Corp carbon credits of its own. Once verified these projects will generate carbon credits that will be sold on its proprietary APP platform.

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

On April 26, 2022 the company signed a letter of intent with Silversmith Power and Light Company to explore the Silversmith Power and Light hydroelectric systems potential for generating carbon credits. This remains pending.

On May 6, 2022 the Company signed a lease agreement to rent office space for a one-year term beginning June 1, 2022 at a base rent of $1,627.50 per month. This lease was terminated and a new leasehold arrangement was entered into. See “Properties.”

On May 17, 2022 the company signed a letter of intent with Silviculture Systems Corp and 4Ever Forest Foundation of 512-55 Harbour Square Toronto ON to enter into a partnership. The Company entered into a final Acquisition Agreement with Silviculture Systems Corp. and 4Ever Forest Foundation on May 31, 2023. Pursuant to the Acquisition Agreement, Karbon-X will purchase 80% of the fully-diluted and outstanding shares of Silviculture for a purchase price of $7,300,000, of which $3,750,000 is was payable in common stock of Karbon-X valued at $0.25 per share upon achievement of certain milestones. The balance of $3,550,000 will be paid out for capital contributions, development and operations of the project over the next 36 months. The project intends to include (i) planting 750,000 Dipteryx Alata (Baru Nut Trees) or other plant varietals so long as they do not diminish the value of the project as per schedule A, (ii) developing the charcoal stream as per schedule A and (iii) creating a system for generating carbon credits,

On May 19, 2022 the Company paid $70,000 to Silviculture Systems Corp to plant 20,000 trees in 2022. By May 31, 2022, the Company had invested $500,000 in the project.

From November 2022 through August 10, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 4,632,297 shares of common stock for total gross proceeds of $2,316,486.

On June 22, 2023 the company signed a letter of intent with Heimdal Inc from Kailua-Kona, Hawaii to obtain 20% equity interest in all pending and/or future ocean-assisted carbon capture plants of Heimdal. Pursuant to the letter of intent, Karbon-X will acquire that 50% interest for $15,500,000.

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

The Company’s principal office is located at 910 7th Ave SW, Calgary, AB, Canada T2P 3N8. Our telephone number is 844-462-3637. The Company email is info@karbon-x.com.

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

Climeworks

Climeworks develops, builds and operates direct air capture machines. Climeworks captures carbon dioxide directly from the air; removing CO₂ emissions. The air-captured carbon dioxide can either be recycled and used as a raw material, or completely removed from the air by safely storing it. Climework’s machines consist of modular CO₂ collectors that can be stacked to build machines of any size.

Sales

The Company’s two main revenue streams include industrial sales and subscription-based sales through a mobile APP.

Industrial Sales

Karbon-X Corp primarily operates in the voluntary carbon offset market. The Company sells carbon offsets to mining, forestry, civic earthworks, transportation and oil and gas servicing companies based on their total fossil fuel consumption for individual projects. This simple platform offers companies a way to reach their carbon neutrality goals while supporting C02 reducing projects for years to come.

When companies purchase carbon offsets from Karbon-X Corp directly to offset their fossil fuel consumption the credits are retired in the name of the customer which provides transparency.

Subscription Based Sales

The general public is be able purchase carbon offsets from a mobile APP that is subscription based, with multiple levels of investment for every budget. Each subscription will support C02 reducing projects such as direct air capture, green hydroelectric energy production, or reforestation and will reduce greenhouse gas emissions with provable, verifiable carbon credits. The APP was soft-launched in early 2023 and is undergoing user experience testing in select markets prior to global launch.

Karbon-X Corp allows the general public to offset their greenhouse gas emissions from daily life with a subscriber-based APP which is shareable on social media.

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

Marketing

The Company is working with a combination of outsource marketing and influencer firms, as well as, developing internal marketing resources to launch its APP globally.

APP Development

The Karbon-X APP was soft-launched in early 2023 and is undergoing user experience testing prior to global launch.

Employees

As of the date of this filing on Form 8-K, the Company has seven employees and is actively recruiting new team members at all levels of the organization. (See “Executive Compensation”). The Company believes that its relations with its employees are good.

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

We are a relatively newly formed company. There is no guarantee that we will ever become profitable. The costs for research, product development, along with marketing and selling expenses, and the general and administrative expenses, will be principal causes of our costs and/or potential losses. We may never become profitable and if we do not become profitable your investment could be harmed or lost completely.

We may need additional capital in the future in order to continue our operations.

We obtained approximately $3,271,486 in our recent private placements which we are using for development and operations. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control.

We have entered into Agreements which will require substantial additional capital.

We have entered into an agreement with Silviculture Systems which will require an additional $2,850,000 to fund operations over the next 36 months. We are working with potential financing sources to fund this acquisition, however there can be no assurance that we will be able to obtain the required funding.

We launched our products in 2023 and as a company, we have limited sales and marketing experience.

We launched our APP in early 2023, and although we have hired highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing products on our own. In order to commercialize the app and our carbon credits business, we have to build our sales, marketing, distribution, managerial and other non-technical capabilities and make arrangements with third parties to perform these services when needed. We may have to hire sales representatives and district managers to fill sales territories. To the extent we are relying on third parties to commercialize our business, we may receive less revenues or incur more expenses than if we had commercialized the products ourselves. In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of our products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we may not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and future product opportunities. Similarly, we may not be successful in establishing the necessary commercial infrastructure, including sales representatives, wholesale distributors, legal and regulatory affairs teams. The establishment and development of commercialization capabilities to market our products has been and will continue to be expensive and time-consuming. As we continue to develop these capabilities, we will have to compete with other companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell our products may be adversely affected.

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

We intend to and have begun to retain and partner with third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

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

Because of delays in filing a Quarterly Report on Form 10-Q during 2022, our stock has been moved to the “expert” market by OTC Markets. As such, it can only be traded between brokers and no quote is published. In order to resolve this situation, we are working to file a new Information Statement on Form 15c2-11 through either OTC Markets or a broker dealer with FINRA which, upon clearing, would move the stock back to the OTC Pink, and ultimately OTCQB markets on OTC Markets. There can be no assurance that we will be successful in returning to those markets.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

On May 6, 2023 the Company entered into a 40-month Commercial Lease Agreement with 459061 Ltd. to lease office space at 910 7th Ave SW, Calgary, AB, Canada, T2P 3N8.

The Company leases office space from a third party under an operating lease agreement over 40 months which expires in July 2026. The lease also includes the payment of executory costs.

Lease right-of-use assets represent the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease right-of-use assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our estimated incremental borrowing rate generally applicable to the location of the lease right-of-use asset, unless an implicit rate is readily determinable. We combine lease and certain non-lease components in determining the lease payments subject to the initial present value calculation. Lease right-of-use assets include upfront lease payments and exclude lease incentives, if applicable. When lease terms include an option to extend the lease, we have not assumed the options will be exercised.

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $15,992 and $305 for the years ended May 31, 2023 and 2022, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in April 2023 with a term of three years.

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

On May 16, 2023, shareholders holding an aggregate of 37,671,750 shares executed a written consent approving the election of Chad Clovis and Marita Dautel to our board of directors.

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

As of May 31, 2023, the Company had 200,000,000 shares of common stock authorized with 72,579,000 shares issued and outstanding.

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

Holders

As of May 31, 2023, there were approximately 66 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

From November 2022 through August 10, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 4,632,297 shares of common stock for total gross proceeds of $2,316,486.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. for the fiscal years ending May 31, 2023 and May 31, 2022. The historical operations and financial statements of Karbon-X Corp. for the fiscal year ending May 31, 2021 for purposes of comparison are not included since they reflect only the operations of the predecessor Cocoluv, Inc. which had no significant operations.

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

As a result of the Reorganization Agreement and the change in business and operations of the Company, a discussion of the financial results of the Company, formally known as Cocoluv, Inc., prior to February 21, 2022 is not pertinent, and, under generally accepted accounting principles in the United States the historical financial results of Karbon-X Project, Inc., the acquirer for accounting purposes, prior to the Reorganization Agreement are considered the historical financial results of the Company.

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

Under generally accepted accounting principles in the United States ("US GAAP"), because the combined entity will be dependent on Karbon-X's senior management, the Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Karbon-X is considered the acquirer for accounting and financial reporting purposes. On the date of the reorganization, the assets and liabilities of Karbon-X have been brought forward at their book value and consolidated with Cocoluv, Inc.’s assets, which comprised of cash and cash equivalents of $134 and liabilities which comprises due to related party of $99,902 No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Karbon-X and are recorded at the historical cost basis of Karbon-X.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $2,192,106. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets which are between three to seven years.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

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

Financial Condition and Results of Operations

Inception to May 31, 2022

From inception to May 31, 2022 the Company has generated no revenues from its business operations and has incurred operating losses since inception of $238,745. As of May 31, 2022, the Company had working capital of $457,226.

Sales and Revenue

For the period of inception on February 21, 2022 to May 31, 2022 we had no revenue. We are just at the beginning of our operations which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the period of inception on February 21, 2022 to May 31, 2022 totaled $238,745. Operating expenses included office and general expenses, professional fees, development expenses for our app and expenses relating to a project to plant Dipteryx Alata (Baru Nut Trees) through one of our partners.

Net Loss

Net loss from operations after income taxes and foreign currency translation loss was $238,745 during the period from inception on February 21, 2022 to May 31, 2022. Again this was as a result of office and general expenses, app development expense and tree planting expenses.

Fiscal year ended May 31, 2023

For the Fiscal Year ended May 31, 2023 the Company generated $9,833 in revenue from its business operations and incurred a net loss of $2,021,439. As of May 31, 2023, the Company had working capital of $117,692.

Sales and Revenue

For the Fiscal Year ended May 31, 2023 the Company generated $9,833 in revenue. We are just at the beginning of our commercialization efforts which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the Fiscal Year ended May 31, 2023 totaled $1,989,830. Operating expenses included marketing expenses of $1,250,959, office and general expenses, professional fees, development expenses for our app and expenses relating to a project feasibility studies. The majority of marketing expenses a one-time expense paid in Company equity.

Net Loss

Net loss from operations after income taxes and foreign currency translation loss was $2,021,439 during the Fiscal Year ended May 31, 2023. Again, this was as a result principally of marketing expenses but also for office and general expenses, app development expense and project feasibility costs.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Fiscal Year Ended May 31, 2023
Cash used in operating activities	$1,485,067
Cash from financing activities	$779,604
Cash from (used in) investing activities	$(750,575)
Change in cash during the period	$(270,520)
Effect of exchange rate change	$9,153
Cash, beginning of period	$477,339
Cash, end of period	$208,820

As of May 31, 2023, the Company had $312,173 in current assets.

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

From November 2022 through August 10, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 4,632,297 shares of common stock for total gross proceeds of $2,316,486.

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

Capital Expenditures

As of May 31, 2023 we had capital expenditures of $750,575.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has generated $9,833 in revenues from its business operations and has incurred operating losses since inception of $2,192,106. As of May 31, 2023, the Company has working capital of $117,692. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Karbon-X Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Karbon-X Corp. (“the Company”) as of May 31, 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenues from its business operations and has incurred operating losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Valuation of Investments — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company holds an investment that is accounted for as an equity investment without a readily determinable fair value and is adjusted each reporting period to record their share of the earnings or losses of the investee. The valuation of the investment is based on significant judgment regarding appropriate valuation and is highly subjective; therefore, we assessed this as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for investments and related accounts included the following, among others:

•	Discussions with the investee, including confirmation of the percentage of the investment held in investee as of yearend.

•

Obtaining an understanding of management’s process for their analysis of underlying information to determine the appropriate valuation. Independently evaluated management’s methodology and analysis of equity method investments in order to determine the relevance and reliability of data used in management’s calculations.

•	Independent assessment of financial information of the investee.

•	Testing of all transactions related to this matter.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2022. Spokane, Washington
September 13, 2023

KARBON-X CORP.

Consolidated Balance Sheets

	May 31, 2023	May 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$206,820	$477,339
Sales tax receivable	45,586	10,809
Prepaid expenses and other current assets	59,767	2,808
Total current assets	312,173	490,956

Property and equipment	9,116	3,254
Internally developed software	522,771	176,777
Right of use asset	68,307	-
Inventory	80,750	-
Investment in Silviculture	1,514,483	-
Security deposit	7,515	613
Total assets	$2,515,115	$671,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$69,732	$30,754
Current portion of lease liability	14,688	-
Short term loan	100,000	-
Due from related parties	-	-
Payroll liabilities	10,061	2,976
Total current liabilities	194,481	33,730

Noncurrent portion of lease liability	55,415	-
Total liabilities	249,896	33,730

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 73,540,000 and 68,320,000 shares issued and outstanding as of May 31, 2023 and May 31, 2022, respectively.	72,579	68,320
Shares to be issued	1,750,000	-
Additional Paid-in capital	2,638,532	786,822
Accumulated deficit	(2,192,106)	(204,228)
Accumulated other comprehensive gain (loss)	(3,786)	(13,044)
Total shareholders’ equity	2,265,219	637,870
Total liabilities and shareholders’ equity	$2,515,115	$671,600

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Operations

	For the Year Ended	For the Year Ended
	May 31, 2023	May 31, 2022
Operations
Total revenue	$9,833	$-
Cost of revenue	1,025	-
Gross profit	8,808	-

Marketing expenses	1,250,959	43,263
Salaries and wages	211,588	24,699
Professional fees	255,764	66,040
Other operating expenses	271,519	104,743
Total operating expenses	1,989,830	238,745

Loss from Operations	(1,981,022)	(238,745)

Other income (expenses)	(6,855)	-
Net loss before income taxes	(1,987,877)	(238,745)
Federal income tax expense	-	-
Net loss	(1,987,877)	(238,745)

Other comprehensive loss
Foreign currency translation gain (loss)	9,258	(13,044)
Total comprehensive loss	(1,997,135)	(251,789)

Earnings Per Share
Weighted average basic and diluted shares outstanding	69,742,784	64,961,973
Basic and fully diluted loss per share	$(0.03)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended May 31, 2023 and 2022

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other
Description	Shares	Amount	be issued	in Capital	Deficit	Comprehensive gain (loss)	Total
Balance May 31, 2021	-	$-	$-	$-	$-	$-	$-
Recap of Cocoluv, Inc.	64,900,000	64,900	-	(64,758)	34,516	-	34,658
Issuance of shares and warrants for cash	3,420,000	3,420	-	851,580	-	-	855,000
Translation gain (loss)						(13,044)	(13,044)
Net loss	-	-	-	-	(238,745)	-	(234,746)
Balance May 31, 2022	68,320,000	$68,320	$-	$786,822	$(204,229)	$(13,044)	$637,870
Shares to be issued for investment	-	-	1,125,000	-	-	-	1,125,000
Shares to be issued for stock compensation			625,000				625,000
Issuance of shares and warrants for cash	4,259,000	4,259	-	1,851,710	-	-	1,855,969
Translation gain (loss)						9,258	9,258
Net loss	-	-	-	-	(1,997,135)	-	(1,997,135)
Balance May 31, 2023	72,579,000	$72,579	$1,750,000	$2,638,532	$(2,192,106)	$(3,786)	$2,265,219

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Cash Flow

	For the Year Ended	For the Year Ended
	May 31, 2023	May 31, 2022
Cash flows from operating activities
Net (loss) income	$(1,997,135)	(238,745)
Adjustments to reconcile net loss to net cash:
Recap of Cocoluv, Inc.	-	34,658
Depreciation expense	1,219	-
Loss on investment	8,039	-
Amortization of Right of Use Asset	3,177	-
Stock based compensation	625,000	-
Changes in operating assets and liabilities:
Sales tax receivable	(34,777)	(10,809)
Accounts payable	38,979	30,754
Payroll liabilities	7,084	2,976
Inventory	(80,750)	-
Prepaid expenses	(59,465)	(2,808)
Payments made on operating lease	1,205	-
Security deposit	(6,903)	(613)
Cash used in operating activities	(1,485,069)	(184,587)

Cash flows from investing activities
Acquisition of property and equipment	(7,058)	(3,253)
Cash paid for equity method investment	(397,523)	-
Cash paid for software development	(345,994)	(176,777)
Cash used in investing activities	(750,575)	(180,030)

Cash flows from financing activities
Proceeds from short term loan	100,000	-
Proceeds from issuance of shares and warrants	1,855,969	855,000
Cash provided by financing activities	1,955,969	855,000

Effect of translation changes on cash	9,155	(13,044)

Change in cash and cash equivalents	(270,520)	477,339
Cash, beginning of period	477,339	-
Cash, end of period	$206,820	477,339

Non cash operating activities
Capitalization of right of use asset	$(71,425)	$-
Capitalization of lease liability	$(68,920)	$-
Recap of Cocoluv, Inc.	$-	$34,658
Depreciation expense	$1,219	$-
Loss on investment	$8,039	$-
Amortization of Right of Use Asset	$3,177	$-
Stock based compensation	$625,000	$-

Non cash investing and financing activities
Shares to be issued for the Silviculture investment	$1,125,000	$-
Shares to be issued as stock based compensation	$625,000	$-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

May 31, 2023

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $2,192,106.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets which are between three to seven years.

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

Investments

The Company accounts for investments with a 20% to 50% ownership and a significant, but not controlling influence as equity method investments. Investments with a greater than 50% ownership and a controlling influence are accounted for using the consolidation method. The Company assesses the potential impairment of equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The Company has accounted for its investment in Silviculture Systems using the equity method and its investment in its subsidiary Karbon-X Project, Inc using the consolidation method.

Fair Value of Financial Instruments

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The carrying amount of the Company’s financial assets and liabilities approximate their fair values due to their short-term maturities.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under ASC 606, the Company recognizes revenue from the commercial sales of carbon credits and consulting services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Rates for consulting services are typically per day, per hour, or a similar basis. Consulting revenue is recognized over the period in which the service is provided.

Revenue for sales of carbon credits is recognized at a point in time when control of the credit transfers to the buyer. The Company act as a principal in all revenue transactions.

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

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of the warrants (Note 6).  These inputs include the stock price of $0.25, exercise price of $0.75, time to maturity of two years, annual risk-free interest rate ranging from 2.66% - 3.15%, and annualized volatility ranging from 636.15% - 637.12%.

The above estimates and assumptions are reviewed regularly. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Significant Estimates

Significant estimates applied in the preparation of these financial statements include the estimated useful lives of property and equipment, share volatility and estimated life of options and warrants in determining their fair value as well as the expected potential for the realization of deferred tax assets in determining the amount of the valuation allowance thereto.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.

Note 2 – Prepaid Expenses

As of May 31, 2023 and May 31, 2022, prepaid expenses consisted of the following:

Description	May 31, 2023	May 31, 2022
Prepaid accounting services	$-	$2,544
Prepaid inventory	59,767	-
Prepaid furniture	-	264
Total	$59,767	$2,808

Note 3 – Inventory

Inventory as of May 31, 2023 and May 31, 2022, consisted of the following:

Description	May 31, 2023	May 31, 2022
Carbon Credit Inventory	$80,750	$-
Total	$80,750	$-

Carbon credit inventory represents carbon credits currently held for sale and are stated at the lower of cost, using the weighted average of the cost of the goods on hand at year end, or net realizable value.

Note 4 - Property and Equipment

The amount of property and equipment as of May 31, 2023 and May 31, 2022, consisted of the following:

Description	May 31, 2023	May 31, 2022
Furniture and fixtures	$6,607	$3,254
Computer and equipment	3,705	-
Total property cost	$10,312	$3,254
Accumulated depreciation	(1,196)	-
Property and equipment, net	$9,116	$3,254

The Company purchased office chairs and desks during the year ended May 31, 2023 for $3,353 and a computers during the year ended May 31, 2023 for $3,705. Depreciation expense for the year ended May 31, 2023 was $1,219.

Note 5 – Shareholders’ Equity

During the year ended May 31, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 720,000 units at $0.25 per unit for total proceeds of $180,000. Each unit consisted of share of common stock and warrant to purchase a share of common stock for $0.75 per share for a period of two years.

During the year ended May 31, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. As of May 31, 2023, the Company has purchased 24% of Silviculture Systems for 4,500,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,125,000.

During the year ended May 31, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,539,000 shares of common stock at $0.50 per share for gross proceeds of $1,769,500, net of costs directly related to the share issuance of $93,531.

Dur the year ended May 31, 2023, the Company executed an agreement to issue 2,500,000 shares as stock compensation at a price of $0.25 per share. These shares are shown as shares to be issued for a value of $625,000 based on the value of services received.

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

Note 6 – Warrants

During the year ended May 31, 2023, the Company issued 720,000 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.75 with a two year term. The 720,000 units of warrants and shares were issued in exchange for $180,000.

A detail of warrant activity for the year ended May 31, 2023 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2022	3,420,000	$0.75	0.77
Exercised	-	-	-
Granted	720,000	0.75	1.05
Expired	-	-	-
Cancelled	-	-	-
Outstanding May 31, 2023	4,140,000	$0.75	0.83

Note 7 – Investments

On May 31, 2023, the Company executed an amended share exchange agreement to buy up to 80% of Silviculture Systems in exchange for cash and shares of Karbon-X Corp valued at $7,250,000. $3,250,000 paid for in shares and the remaining $3,500,000 paid for in cash over the next three years. The issuance of shares will occur in tranches upon the completion of milestones. As of May 31, 2023, the Company has paid $397,523 in cash, has a 24% ownership in Silviculture Systems and has a significant, but not controlling interest in Silviculture Systems. The shares related to the 24% ownership are shown as shares to be issued and have been valued at the most recent stock purchase price of $0.25 per share. This investment has been accounted for as an equity method investment and its respective gain/loss for the period has been recorded in the statement of operations. For the year ended May 31, 2023, the Company recorded a loss on equity method investment of $8,039.

Note 8 – Internally Developed Software

In accordance with ASC 350-40, the Company has capitalized internally developed software for its development of a mobile application. The software is currently in its application development stage and all related costs are being capitalized as incurred. Once the software is ready for implementation, the Company will begin amortizing the software over its estimated useful life. As of May 31, 2023 and May 31, 2022, the Company has capitalized internally developed software of $522,771 and $176,777, respectively.

Note 9 – Short Term Note

On January 13, 2023, the Company obtained a short term loan of $100,000 from a third party. This loan had an interest rate of 8% per annum and was due in full on July 10, 2023. See Note 11 Subsequent Events for more details.

Note 10 – Commitments and Contingencies

Operating Leases

The Company leases office space from a third party under an operating lease agreement over 40 months which expires in July 2026. The lease also includes the payment of executory costs.

Lease right-of-use assets represent the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease right-of-use assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our estimated incremental borrowing rate generally applicable to the location of the lease right-of-use asset, unless an implicit rate is readily determinable. We combine lease and certain non-lease components in determining the lease payments subject to the initial present value calculation. Lease right-of-use assets include upfront lease payments and exclude lease incentives, if applicable. When lease terms include an option to extend the lease, we have not assumed the options will be exercised.

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $15,992 and $305 for the years ended May 31, 2023 and 2022, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in April 2023 with a term of three years.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at May 31, 2023 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS UNDER OPERATING LEASES	Total
Year Ended May 31,
2024	$21,472
2025	28,630
2026	28,630
2027	4,772
Thereafter	-
Total lease payment	83,504
Less: Imputed interest	(13,401)
Operating lease liabilities	70,103

Operating lease liability - current	14,688
Operating lease liability - non-current	$55,415

SCHEDULE OF OTHER SUPPLEMENTAL INFORMATION UNDER OPERATING LEASE
Weighted average discount rate	10.25%
Weighted average remaining lease term (years)	3.17

Note 11 – Subsequent Events

On June 6, 2023, the Company’s short-term loan for $100,000 was converted into 200,000 shares of common stock at a conversion price of $0.50 per share.

Subsequent to May 31, 2023 and the date that these financial statements were available to be issued the Company completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.  In that private placement the company sold 1,093,297 shares of common stock at $0.50 per share for total gross proceeds of $546,986.

Subsequent events have been evaluated through September 13, 2023, the date these financial statements were available to be released and noted no other events requiring disclosure.

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

During those fiscal years and further through August 26, 2022, there have been no disagreement with Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PLS or Gillespie, as the case may be, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

On November 29, 2022 we notified Michael Gillespie & Associates, PLLC (“Gillespie”) that it was terminated as the Company’s independent registered public accounting firm. The decision to terminate Gillespie as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on November 28, 2022.

During the years ended May 31, 2021 and May 31, 2022 and through November 29, 2022, the Company has not had any disagreements with Gillespie on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Gillespie’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods. During our recent fiscal year ended May 31, 2022, Gillespie did not advise us on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

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

Effective November 29, 2022 the Company engaged Fruci & Associates II, PLLC (“Fruci”) as its independent registered public accounting firm for the Company’s fiscal year ended May 31, 2023. The decision to engage Fruci as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Fruci regarding either: (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Fruci concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of May 31, 2023, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Chad Clovis, Chief Executive Officer, President and Director

Chad Clovis is the Chief Executive Officer of Karbon-X Corp. which he founded in 2022. Mr. Clovis has been the CEO of Chenn Holdings since 2013 performing business development and business expansion services for multiple businesses in the dirt works and oilfield transportation space. In 2014 he was the founder and Operations Manager of CCV Ltd a full-service oilfield trucking company which was successfully sold to Petrogas Logistics in 2016 where Mr.Clovis became the Manager of Northern Operations. After founding Karbon-X in early 2022 Mr.Clovis completed a reverse take over of Cocoluv, Inc., an OTC listed company, and raised substantial funds to operate the business through its growth period.  Chad Clovis is 44 years old.

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

Marita Dautel, Vice President and Director

Ms. Marita Dautel has worked in the financial and transportation industries as well as the provincial and municipal government since her graduation from business school in 2012. Ms. Dautel is a graduate of Krannert School of Management from Purdue University (MBA, 2012); and the European School of Business, Reutlingen University (B.Sc. International Business, Germany, 2011). While at Reutlingen, Ms. Dautel was a Model United Nations delegate in New York City, USA (2011) representing Cameroon. After completion of business school, Ms. Dautel joined Scotiabank as a Financial Advisor obtaining her Mutual Fund Dealers Association (MFDA) license to sell mutual funds in late 2013. She started working as an independent representative with Primerica Financial Services Ltd in fall of 2014 and obtained her license to sell Life Insurance in Canada which she was active in until May of 2021. She worked for a transportation company in Fort St. John for 2.5 years as the manager of finance until moving to Southern BC in early 2017 to work at Selkirk College in the finance department. In late 2017 she started working at City of Castlegar where she held various positions in both the finance as well as civic works departments. She is currently the Vice President of Karbon-X Project Inc, a position which she has been in since April 1st of 2022.  Ms. Marita Dautel is 36 years old.

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

Family Relationships

Ms. Dautel is the Sister-in Law of Mr. Clovis.

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended May 31, 2023, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

Summary Compensation Table

Compensation Discussion and Analysis

Executive Officer and Director Compensation of the Company

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and any other employees earning over $100,000 per year from February 1, 2022 (date of inception) through May 31, 2023. No restricted stock awards, long-term incentive plan payout or other types of compensation were paid to these executive officers during that period.

Name	Year	Fees Earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Chad Clovis	2022	$5,919	-	-	-	-	-	$5,919
	2023	$87,054	-	-	-	-	-	$87,054
Marita Dautel	2022	$5,919	-	-	-	-	-	$5,919
	2023	$82,473	-	-	-	-	-	$82,473

Employment Agreements

On February 17, 2022 the Company entered into an employment contract with Chad Clovis as President of Karbon-X Project. Pursuant to the contract Mr. Clovis is paid an annual salary of $150,000.

On April 1, 2022, 2022 the Company entered into an employment contract with Marita Dautel as Vice President of Karbon-X Project. Pursuant to the contract Ms. Dautel is paid an annual salary of $120,000.

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

After the acquisition of Karbon-X Project, the following table represents a list of the principal stockholders:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Stock

Common Stock	Chad Clovis, Chief Executive Officer, President and Director (1)	17,000,000	24.4%
Common Stock	Marita Dautel, Vice President and Director	2,000,000	2.9%
Common Stock	Neil Aberle	4,225,000	6.1%
Common Stock	Jason McCarroll	4,225,000	6.1%
Common Stock	Tracy Eugene Knowles	4,225,000	6.1%
Common Stock	Jan Pociatek	3,962,225	5.7%
Common Stock	All officers and directors (2 persons)	19,000,000	27.3%

(1)	Consists of 17,000,000 shares held directly by Mr. Clovis and 2,000,000 shares held by Jennifer Clovis, who is the spouse of Mr. Clovis..

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended May 31, 2023, for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $23,000.

Audit Related Fees

Consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.  These fees amounted to $0.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending May 31, 2023. Audit-related fees and all other fees, if any, were approved by the Board of Directors.

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

10.5	Acquisition Agreement dated May 31, 2023 between the Company, Silviculture Systems Corp. and 4everforest Foundation.
21.1	List of Subsidiaries
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Executive Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this transition report to be signed on its behalf by the undersigned, thereunto duly authorized.

Karbon-X Corp.

September 13, 2023	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2023	/s/ Chad Clovis
Chad Clovis, Director
and Chief Executive Officer

Date: September 13, 2023	/s/ Marita Dautel
Maria Dautel, Director and Vice President

