Form 10-Q
period 2023-08-31
Karbon-X Corp.
filed 2023-10-23
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

Commission File Number 000-56288

KARBON-X CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 7th Ave SW  Calgary, AB, Canada T2P 3N8

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

As of October 10, 2023, there were 78,553,858 shares of common stock issued and outstanding.

2

KARBON-X CORP.

Consolidated Balance Sheets

	August 31, 2023	May 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$974,356	$206,820
Sales tax receivable	20,308	45,586
Prepaid expenses and other current assets	61,697	59,767
Total current assets	1,056,361	312,173

Property and equipment	8,605	9,116
Internally developed software	524,871	522,771
Right of use asset	63,924	68,307
Inventory	139,121	80,750
Investment in Silviculture	2,464,203	1,514,483
Security deposit	7,545	7,515
Total assets	$4,264,630	$2,515,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,907	$69,732
Current portion of lease liability	22,376	14,688
Short term loan	-	100,000
Deferred revenue	195,372	-
Payroll liabilities	24,513	10,061
Total current liabilities	272,168	194,481

Noncurrent portion of lease liability	49,827	55,415
Total liabilities	321,995	249,896

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 78,553,858 and 72,579,000 shares issued and outstanding as of August 31, 2023 and May 31, 2023, respectively.	78,554	72,579
Shares to be issued	1,500,000	1,750,000
Additional Paid-in capital	4,913,228	2,638,532
Accumulated deficit	(2,542,138)	(2,192,106)
Accumulated other comprehensive gain (loss)	(7,009)	(3,786)
Total shareholders’ equity	3,942,635	2,265,219
Total liabilities and shareholders’ equity	$4,264,630	$2,515,115

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	August 31, 2023	August 31, 2022
	(Unaudited)	(Unaudited)
Operations
Total revenue	$3,758	$-
Cost of revenue	549	-
Gross profit	3,209	-

Marketing expenses	21,395	10,664
Salaries and wages	172,887	-
Professional fees	78,291	86,595
Other operating expenses	52,901	98,609
Total operating expenses	325,474	195,868

Loss from Operations	(322,265)	(195,868)

Other income (expenses)	(27,767)	-
Net loss before income taxes	(350,032)	(195,868)
Federal income tax expense	-	-
Net loss	(350,032)	(195,868)

Other comprehensive loss
Foreign currency translation gain (loss)	(3,223)	(10,217)
Total comprehensive loss	(353,255)	(206,085)

Earnings Per Share
Weighted average basic and diluted shares outstanding	75,895,837	68,882,637
Basic and fully diluted loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended August 31, 2023 and 2022

(Unaudited)

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2022	68,320,000	$68,320	$-	$786,822	$(204,228)	$(13,044)	$637,870
Issuance of shares and warrants for cash	720,000	720	-	179,280	-	-	180,000
Translation gain (loss)						(10,217)	(10,217)
Net loss	-	-	-	-	(195,868)	-	(195,868)
Balance August 31, 2022	69,040,000	$69,040	$-	$966,102	$(400,096)	$(23,262)	$611,784

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2023	72,579,000	$72,579	$1,750,000	$2,638,532	$(2,192,106)	$(3,786)	$2,265,219
Shares to be issued for investment	-	-	375,000	-	-	-	375,000
Shares to issued as stock compensation	2,500,000	2,500	(625,000)	622,500	-	-	-
Issuance of shares for cash and warrants, net	3,274,858	3,275	-	1,552,396	-	-	1,555,671
Conversion of loan to shares	200,000	200		99,800	-	-	100,000
Translation gain (loss)						(3,223)	(3,223)
Net loss	-	-	-	-	(350,032)	-	(350,032)
Balance August 31, 2023	78,553,858	$78,554	$1,500,000	$4,913,228	$(2,542,138)	$(7,009)	$3,942,635

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	August 31, 2023	August 31, 2022
Cash flows from operating activities
Net (loss) income	$(350,032)	(195,868)
Adjustments to reconcile net loss to net cash:
Depreciation expense	556	229
Loss on investment	27,687	-
Amortization of Right of Use Asset	4,727	-
Changes in operating assets and liabilities:
Sales tax receivable	25,278	(9,732)
Accounts payable	(39,826)	(27,184)
Payroll liabilities	14,452	95
Deferred revenue	195,372	-
Inventory	(58,371)	(86,000)
Prepaid expenses	(1,930)	(138,198)
Payments made on operating lease	1,812	-
Security deposit	-	(735)
Cash used in operating activities	(180,276)	(184,587)

Cash flows from investing activities
Acquisition of property and equipment	-	(3,242)
Cash paid for equity method investment	(602,407)	-
Cash used in investing activities	(602,407)	(3,242)

Cash flows from financing activities
Proceeds from issuance of shares and warrants	1,555,671	180,000
Cash provided by financing activities	1,555,671	180,000

Effect of translation changes on cash	(5,452)	(10,217)

Change in cash and cash equivalents	767,536	(290,851)
Cash, beginning of period	206,820	-
Cash, end of period	$974,356	186,488

Non cash operating activities
Depreciation expense	$556	$229
Loss on investment	$27,687	$-
Amortization of Right of Use Asset	$4,727	$-

Non cash investing and financing activities
Shares to be issued for the Silviculture investment	$375,000	$-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

August 31, 2023

(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies

Karbon-X Corp. (“Karbon-X” or the “Company”) was incorporated in the State of Nevada under the name CocoLuv, Inc. on September 13, 2017 and established a fiscal year end of May 31.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X Project"), and Karbon-X Project became the wholly owned subsidiary of the Company in a reverse acquisition (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X Project becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. was forgiven. Karbon-X Project Inc. was incorporated in British Columbia on February 11, 2022 and established a fiscal year end of May 31. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition. As part of the Reverse Acquisition, on April 14, 2022 the Company changed its name to Karbon-X Corp.

Under generally accepted accounting principles in the United States ("US GAAP"), because the combined entity will be dependent on Karbon-X's senior management, the Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Karbon-X Project is considered the acquirer for accounting and financial reporting purposes. On the date of the reorganization, the assets and liabilities of Karbon-X Project have been brought forward at their book value and consolidated with Cocoluv, Inc.’s (the Company’s) assets, which comprised of cash and cash equivalents of $134 and liabilities which comprises due to related party of $99,902 (see Note 1 Basis of Presentation below). No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Karbon-X and are recorded at the historical cost basis of Karbon-X Project.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $2,542,138. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity and cash flows of the Company. These consolidated financial statements are presented in the United States dollar and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Inventory

Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued under the first in, first out (FIFO) method. Net realizable value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory.  As of June 1, 2023, the Company changed its inventory policy from weighted average to FIFO, this had no significant impact on the current or prior consolidated financial statements.

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

Fair Value of Financial Instruments

he Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

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

Revenue for sales of carbon credits is recognized at a point in time when control of the credit transfers to the buyer. The Company acts as a principal in all revenue transactions.

For transactions in which the Company has received compensation for services or carbon credits and the performance obligations have not yet been met, the Company records the compensation as deferred revenue.

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

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of the warrants (Note 6).  These inputs include the stock price ranging from $0.50 - $0.25, exercise price ranging from $0.75 - $0.50, time to maturity of two years, annual risk-free interest rate ranging from 2.66% - 4.92%, and annualized volatility ranging from 637.12% - 25.93%.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.

Note 2 – Prepaid Expenses

As of August 31, 2023 and May 31, 2023, prepaid expenses consisted of the following:

Description	August 31, 2023	May 31, 2023
Prepaid transfer agent fees	$1,690	$-
Prepaid inventory	60,007	59,767
Total	$61,697	$59,767

Note 3 – Inventory

Inventory as of August 31, 2023 and May 31, 2023, consisted of the following:

Description	August 31, 2023	May 31, 2023
Carbon Credit Inventory	$139,121	$80,750
Total	$139,121	$80,750

Carbon credit inventory represents carbon credits currently valued at the lower of cost or net realizable value. The Company’s inventories are valued under the first in, first out (FIFO) method.

Note 4 - Property and Equipment

The amount of property and equipment as of August 31, 2023 and May 31, 2023, consisted of the following:

Description	August 31, 2023	May 31, 2023
Furniture and fixtures	$6,633	$6,607
Computer and equipment	3,720	3,705
Total property cost	$10,353	$10,312
Accumulated depreciation	(1,748)	(1,196)
Property and equipment, net	$8,605	$9,116

The Company made no purchases during the three months ended August 31, 2023 and purchased office chairs and desks during the year ended May 31, 2023 for $6,607 The Company also purchased computers during the year ended May 31, 2023 for $3,705. Depreciation expense for the three months ended August 31, 2023 and 2022 was $556 and $229, respectively.

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

During the year ended May 31, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. During the three months ended August 31, 2023, the Company issued 1,500,000 shares of Karbon-X Corp for the purchase of an additional 8% of Silviculture Systems shown as shares to be issued at a value of $375,000. As of August 31, 2023, the Company has purchased 32% of Silviculture Systems for 6,000,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,500,000.

During the three months ended August 31, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,274,858 shares of common stock at $0.50 per share for gross proceeds of $ 1,637,429, net of expenses related to issuances of $83,993.

During the three months ended August 31, 2023, the Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share.

Note 6 – Warrants

During the three months ended August 31, 2023, the Company issued 10,400 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.50 with a two year term. The 10,400 units of warrants and shares were issued as a commission fee valued at $2,236.

A detail of warrant activity for the three months ended August 31, 2023 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2023	4,140,000	$0.75	0.58
Exercised	-	-	-
Granted	10,400	0.50	1.92
Expired	-	-	-
Cancelled	-	-	-
Outstanding August 31, 2023	4,150,400	$0.75	0.68

Note 7 – Investments

On May 31, 2023, the Company executed an amended share exchange agreement to buy up to 80% of Silviculture Systems in exchange for cash and shares of Karbon-X Corp valued at $7,250,000. $3,250,000 paid for in shares and the remaining $3,500,000 paid for in cash over the next three years. The issuance of shares will occur in tranches upon the completion of milestones. As of August 31, 2023, the Company has paid $999,783 in cash, has a 32% ownership in Silviculture Systems and has a significant, but not controlling interest in Silviculture Systems. The shares related to the 32% ownership are shown as shares to be issued and have been valued at the most recent stock purchase price, at the time of signing, of $0.25 per share. This investment has been accounted for as an equity method investment and its respective gain/loss for the period has been recorded in the statement of operations. For the three months ended August 31, 2023, the Company recorded a loss on equity method investment of $27,687.

Note 8 – Internally Developed Software

In accordance with ASC 350-40, the Company has capitalized internally developed software for its development of a mobile application. The software is currently in its application development stage and all related costs are being capitalized as incurred. Once the software is ready for implementation, the Company will begin amortizing the software over its estimated useful life. As of August 31, 2023 and May 31, 2023, the Company has capitalized internally developed software of $524,871 and $522,771, respectively.

Note 9 – Short Term Note

On January 13, 2023, the Company obtained a short term loan of $100,000 from a third party. This loan had an interest rate of 8% per annum and was due in full on July 10, 2023. The note was converted into 200,000 shares at a price of $0.50 per share on June 6, 2023.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $6,583 and $4,809 for the three months ended August 31, 2023 and 2022, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in April 2023 with a term of three years.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at August 31, 2023 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS UNDER OPERATING LEASES	Total
Year Ended May 31,
2024	$21,558
2025	28,745
2026	28,745
2027	4,791
Thereafter	-
Total lease payment	83,839
Less: Imputed interest	(11,636)
Operating lease liabilities	72,203

Operating lease liability - current	22,376
Operating lease liability - non-current	$49,827

SCHEDULE OF OTHER SUPPLEMENTAL INFORMATION UNDER OPERATING LEASE
Weighted average discount rate	10.25%
Weighted average remaining lease term (years)	2.92

Note 11 – Subsequent Events

Subsequent events have been evaluated through October 23, 2023, the date these financial statements were available to be released and noted no other events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp.(“Karbon-X” or the “Company”) for the three months  ending August 31, 2023 and 2022.

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

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X Project"), and Karbon-X Project became the wholly owned subsidiary of the Company in a reverse acquisition (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X Project becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. (the Company) was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition. As part of the Reverse Acquisition, on April 14, 2022 the Company changed its name to Karbon-X Corp.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2023, included in the Company’s year-end financial statements on Form 10-K filed with the Securities and Exchange Commission on September 13, 2023 . Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year’s presentation. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2023 are not necessarily indicative of the results that may be expected for the year ending May 31, 2024 .

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

Inventory

Inventories are valued at the lower of cost or net realizable value. The Company’s inventories are valued under the first in, first out (FIFO) method. Net realizable value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory. As of June 1, 2023, the Company changed its inventory policy from weighted average to FIFO, this had no impact on the current or prior consolidated financial statements.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Financial Condition and Results of Operations

To date the Company has just recently commenced to generate revenues from its business operations and has incurred operating losses since inception of $2,542,138.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Unaudited Results for the Three Months Ended August 31, 2023 and 2022

Sales and Revenue

For the three-month period ended August 31, 2023 we had revenue of $3,758 compared to $0 for the three month period ended August 31, 2022. We are just at the beginning of our operations which we expect to improve during the current fiscal year. We anticipate increased revenues upon completion of our App as well as through our acquisition of Silviculture Systems and other potential partners.

Operating Expenses

Operating expenses for the three-month period ended August 31, 2023 totaled $325,474, compared to $195,868 for the three month period ended August 31, 2022. The increase was related to operating expenses included office and general expenses, professional fees, development expenses for our app and expenses relating to a project to plant Dipteryx Alata (Baru Nut Trees) through one of our partners.

Net Loss

Net loss from operations after income taxes was $350,032 during the three months ended August 31, 2023 compared to $195,868 for the three month period ended August 31, 2022. Again this was as a result of office and general expenses, app development expense and tree planting expense.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Three Months Ended
August 31, 2023
Cash used in operating activities	$(180,276)
Cash provided by financing activities	$1,555,671
Cash from (used in) investing activities	$(602,407)
Change in cash during the period	$767,536
Effect of exchange rate change	$(5,452)
Cash, beginning of period	$206,820
Cash, end of period	$974,356

As of August 31, 2023, the Company had $1,056,361  in current assets and working capital of $784,193.

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

During the year ended May 31, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. During the three months ended August 31, 2023, the Company issued 1,500,000 shares of Karbon-X Corp for the purchase of an additional 8% of Silviculture Systems shown as shares to be issued at a value of $375,000. As of August 31, 2023, the Company has purchased 32% of Silviculture Systems for 6,000,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,500,000.

During the three months ended August 31, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,274,858 shares of common stock at $0.50 per share for gross proceeds of $ 1,637,429, net of expenses related to issuances of $83,993.

During the three months ended August 31, 2023, the Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share.

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

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of convertible notes or common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2024 . If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operations, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of August 31, 2023 we had no capital expenditures.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has only recently begun generating revenues from its business operations and has incurred operating losses since inception of $2,542,138.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, our management concluded that, as of August 31, 2023, our internal control over financial reporting was not effective.

The Company has hired a Chief Financial Officer who can act as a second control person relative to the Company’s financial operations.

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

During the year ended May 31, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. During the three months ended August 31, 2023, the Company issued 1,500,000 shares of Karbon-X Corp for the purchase of an additional 8% of Silviculture Systems shown as shares to be issued at a value of $375,000. As of August 31, 2023, the Company has purchased 32% of Silviculture Systems for 6,000,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,500,000.

During the three months ended August 31, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,274,858 shares of common stock at $0.50 per share for gross proceeds of $ 1,637,429, net of expenses related to issuances of $83,993.

During the three months ended August 31, 2023, the Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share.

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

Karbon-X Corp. (Registrant)

Date: October 23, 2023	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer and Director {Principal and Executive Officer}

Date: October 23, 2023	By:	/s/ Christopher Mulgrew
Christopher Mulgrew
Chief Financial Officer (Principal Financial Officer Principal Accounting Officer)

