Form 10-Q/A
period 2023-11-30
Karbon-X Corp.
filed 2024-01-24
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

As of January 23, 2024, there were 78,603,858 shares of common stock issued and outstanding.

EXPLANATORY NOTE:

This amendment is being filed principally to include the required XBRL filing, along with a few additional minor corrections.

2

 Contents

PART I FINANCIAL INFORMATION	Page(s)

Consolidated Balance Sheets at November 30, 2023 (Unaudited) and May 31, 2023	F-2

Consolidated Statements of Operations for the Three and Six Months Ended November 30, 2023 (Unaudited) and November 30, 2022 (Unaudited)	F-3-F-4

Consolidated Statement of Changes in Shareholders’ Equity for the Three and Six Months Ended November 30, 2023 (Unaudited) and November 30, 2022 (Unaudited)	F-5-F-6

Consolidated Statement of Cash Flows for the Six Months Ended November 30, 2023 (Unaudited) and November 30, 2022 (Unaudited)	F-7

Notes to the Consolidated Financial Statements	F-8-F-13

KARBON-X CORP.

Consolidated Balance Sheet

	November 30, 2023	May 31, 2023
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$568,228	$206,820
Accounts receivable	14,036	-
Sales tax receivable	23,914	45,586
Prepaid expenses and other current assets	127,855	59,767
Total current assets	734,033	312,173

Property and equipment	8,039	9,116
Internally Developed Software	523,606	522,771
Inventory	183,523	80,750
Right of use asset	59,109	68,307
Investment in Silviculture	-	1,514,483
Security deposit	7,527	7,515
Total assets	$1,515,837	$2,515,115

LIABILITES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$29,249	$69,732
Current portion of lease-liability	22,899	14,688
Short-term loan	-	100,000
Credit Card	2,278	-
Deferred Revenue	194,901	-
Payroll liabilities	29,334	10,061
Total Current Liabilities	278,661	194,481

Non-current portion of lease liability	43,762	55,415
Total Liabilities	322,423	249,896
Commitments and contingencies	-	-
Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 78,603,858 and 72,579,000 shares issued and outstanding as of November 30, 2023 and May 31, 2023, respectively.	78,603	72,579
Shares to be issued	-	1,750,000
Additional Paid-in capital	5,013,178	2,638,532
Accumulated deficit	(3,884,201)	(2,192,106)
Accumulated other comprehensive gain (loss)	(14,166)	(3,786)
Total shareholders’ equity (deficit)	1,193,414	2,265,219
Total liabilities and shareholders’ equity (deficit)	$1,515,837	$2,515,115

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Six Months Ended
	November 30, 2023	November 30, 2023
Operations
Total revenue	$36,082	$39,840
Cost of revenue	(13,652)	(14,201)
Gross profit	22,430	25,639

Marketing expenses	7,444	28,839
Salaries and wages	141,854	314,741
Professional fees	72,171	150,462
Other operating expenses	81,888	134,788
Total operating expenses	303,357	628,830

Loss from Operations	(280,927)	(603,191)

Other income (expenses)
Impairment of Investments	(1,064,203)	(1,064,203)
Other income (expenses)	3,067	(24,700)
Federal income tax expense	-	-
Net loss	(1,342,063)	(1,692,094)

Other comprehensive loss		-
Foreign currency translation gain (loss)	(7,157)	(10,379)
Total comprehensive loss	$(1,349,220)	$(1,702,473)

Earnings Per Share
Weighted average shares outstanding (Basic and Diluted)	77,566,636	76,726,602
Basic and fully diluted loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statements of Operations

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

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months and Six Months Ended November 30, 2023

(Unaudited)

Three Months Ended November 30, 2023.

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance August 31, 2023	78,553,858	$78,553	$1,500,000	$4,913,228	$(2,542,138)	$(7,009)	$3,942,634
Issuance of shares for cash.	50,000	50	-	99,950	-	-	100,000
Write off of Investment in silviculture		-	(1,500,000)	-	-	-	(1,500,000)
Translation loss	-	-				(7,157)	(7,157)
Net loss for the period			-	-	(1,342,063)		(1,342,063
Balance November 30, 2023	78,603,858	$78,603	$-	$5,013,178	(3,884,201)	(14,166)	1,193,414

Six Months Ended November 30, 2023.

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2023	72,579,000	$72,579	$1,750,000	$2,638,532	$(2,192,107)	$(3,787)	$2,265,219
Shares to be issued for investment.	-	-	375,000	-	-	-	375,000
Shares to issued as stock Compensation	2,500,000	2,500	(625,000)	622,500	-	-	-
Issuance of shares for cash And warrants, net	3,324,858	3,324	-	1,652,346	-	-	1,655,670
Conversion of loan to shares	200,000	200	-	99,800	-	-	100,000
Write off of Investment in silviculture	-	-	(1,500,000)	-	-	-	(1,500,000)
Translation loss						(10,379)	(10,379)
Net loss for the period	-	-	-	-	(1,692,094)		(1,692,094)
Balance November 30, 2023	78,603,858	$78,603	$-	$5,013,178	(3,884,201)	(14,166)	1,193,414

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

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statement of Cash Flow

(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2023	November 30, 2022
Cash flows from operating activities
Net loss	$(1,692,094)	$(337,790)
Adjustments to reconcile net loss to net cash:
Depreciation expense	1,099	528
Amortization of ROU	5,838	-
Loss on investment	1,091,890	245
Changes in operating assets and liabilities:
Accounts receivable	(14,036)	(1,862)
Sales tax receivable	21,672	(13,368)
Accounts payable	(40,483)	41,991
Payroll liabilities	21,551	1,620
Deferred Revenue	194,901	-
Inventory	(102,774)	(82,209)
Lease Liability	7,172	-
Prepaid expenses	(68,089)	-
Security deposit	-	(692)
Cash used in operating activities	(573,353)	(388,729)

Cash flows from investing activities
Acquisition of property and equipment	-	(3,047)
Purchase of equity method investment	(702,407)	-
Cash paid for capital work in progress	-	(176,171)
Cash used in investing activities	(702,407)	(179,218)

Cash flows from financing activities
Proceeds from issuance of shares and warrants	1,655,669	180,000
Cash flow from financing activities	1,655,669	180,000

Effect of translation changes on cash	(18,502)	(31,973)

Change in cash and cash equivalents	361,407	(419,920)
Cash, beginning of period	206,820	477,339
Cash, end of period	$568,227	$57,419

Non cash investing and financing activities
Write off of Investment in Silviculture	$(1,500,000)	$-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

November 30, 2023

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

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

Under generally accepted accounting principles in the United States ("US GAAP") because the combined entity will be dependent on Karbon-X's senior management, the Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Karbon-X is considered the acquirer for accounting and financial reporting purposes. On the date of the reorganization, the assets and liabilities of Karbon-X have been brought forward at their book value and consolidated with Cocoluv, Inc.’s assets, which comprised of cash and cash equivalents of $134 and liabilities which comprises due to related party of $99,902 (see Note 1 Basis of Presentation below). No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Karbon-X and are recorded at the historical cost basis of Karbon-X.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $3,884,201. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements present the consolidated balance sheets, statements of operations, stockholders' equity and cash flows of the Company. These consolidated financial statements are presented in the United States dollar and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Inventory

Inventories are valued at the lower of cost or net realizable value. The Company's inventories are valued under the first in, first out (FIFO) method. Net realizable value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory. As of June 1, 2023, the Company changed its inventory policy from weighted average to FIFO, this had no significant impact on the current or prior consolidated financial statements.

Investments

The Company accounts for investments with a 20% to 50% ownership and a significant, but not controlling influence as equity method investments. Investments with a greater than 50% ownership and a controlling influence are accounted for using the consolidation method. The Company assesses the potential impairment of equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee's business segment might indicate a loss in value. The Company has accounted for its investment in Silviculture Systems using the equity method and its investment in its subsidiary Karbon-X Project, Inc using the consolidation method. During November 2023, the Company abandoned the Silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture.

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

Rates for consulting services are typically per day, per hour, or a similar basis. Consulting revenue is recognized over the period in which the service is provided

Revenue for sales of carbon credits is recognized at a point in time when control of the credit transfers to the buyer. The Company acts as a principal in all revenue transactions.

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

Note 2 – Prepaid Expenses

As of November 30, 2023 and May 31, 2023, prepaid expenses consisted of the following:

Description	November 30, 2023	May 31, 2023
Prepaid Common Credit Purchase	$59,862	$-
Prepaid furniture	-	59,767
Prepaid Advertising Expenses	65,033	-
Other prepaids	2,960	-
Total	$127,855	$59,767

Note 3 – Inventory

Inventory as of November 30, 2023 and May 31, 2023, consisted of the following:

Description	November 30, 2023	May 31, 2023
Carbon Credit Inventory	$183,523	$80,750
Total	$183,523	$80,750

Carbon credit inventory represents carbon credits currently held for sale.

Note 4 – Property and Equipment

The amount of property and equipment as of November 30, 2023 and May 31, 2023, consisted of the following:

Description	November 30, 2023	May 31, 2023
Furniture and fixtures	$6,617	$6,607
Computer and equipment	3,711	3,705
Total property cost	$10,328	$10,312
Accumulated depreciation	(2,289)	(1,196)
Property and equipment, net	$8,039	$9,116

The Company made no purchases during the six months ended November 30,2023 and purchased office chairs and desks the year ended May 31,2023 for $ 6,607. The company also purchased computers during the year ended May 31,2023 for $ 3,705. Depreciation expense for the three months and six months ended November 30, 2023 was $ 546 and $ 1,099 respectively. Depreciation expense for the six months ended November 30, 2022 was $528.

Note 5 – Shareholders’ Equity

During the six months ended November 30, 2023, Karbon-X Corp completed the following private placements pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.

During July – September 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,274,858 shares of common stock at $0.50 per share for gross proceeds of $ 1,637,429, net of expenses related to issuances of $83,993. Further the  Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share. During November 2023, the Company sold 50,000 shares of common stock at $2 per unit for total proceeds of $100,000.

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

Note 6 – Warrants

During the six months ended November 30, 2023, the Company issued 10,400 warrants to a finder in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.50 with a two year term. The 10,400 units of warrants and shares were issued as a finder’s fee valued at $2,236.

A detail of warrant activity for the six months ended November 30, 2023 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2023	4,140,000	$0.75	0.33
Exercised	-	-	-
Granted	10,400	0.75	1.67
Expired	-	-	-
Cancelled	-	-	-
Outstanding November 30, 2023	4,150,400	$0.75	0.34

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

During November 2023, the Company abandoned the Silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture. Accordingly the Company has written of carrying value of Investment of $2,564,203, accumulated value of shares to be issued $ 1,500,000 and recognized loss on write off $1,064,203 in its statement of operations for the three months ended November 30, 2023.

Note 8 – Capital Work in Progress (Internally Developed Software)

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

Note 9 – Commitments and Contingencies

Operating Lease

The Company leases office space from a third party under an operating lease agreement over 40 months which expires in July 2026 for monthly rent of $ 3,246.The lease also includes the payment of executory costs .

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

Note 10 – Subsequent Events

Subsequent events have been evaluated through January 23, 2024, the date these financial statements were available to be released and noted no other events requiring disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. ("Karbon-X" or the "Company") for the three months and six months ending November 30, 2023 and 2022.

Forward-Looking Statements

The following Management's Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

The following discussion highlights the Company's results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations presented herein. The following discussion and analysis are based upon Karbon-X Corp's unaudited financial statements contained in this Current Report on Form 10-Q, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

The Company was incorporated in the State of Nevada under the name Cocoluv, Inc. on September 13, 2017 and established a fiscal year end of May 31.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X Project"), and Karbon-X Project became the wholly owned subsidiary of the Company in a reverse acquisition (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for- 1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X Project becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. (the Company) was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition. As part of the Reverse Acquisition, on April 14, 2022 the Company changed its name to Karbon-X Corp.

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

NFT minting platform for carbon credits truly allows carbon credit owners to mint their credits into NFTs for a secure and efficient method of trading in a market that appears set to grow rapidly in the coming years. A trading platform will allow the owners of the NFT to monitor their assets while tracking their value and trading history. This is done on the blockchain to mitigate many risks such as double trading and long-term record keeping issues. By using a "side chain" of ethereum costs are kept to a minimum for users References in this periodic report on Form l0-Q to "Karbon-X" or the "Company" may include references to the operations of our subsidiary Karbon-X Project. This entity is a 100% wholly owned subsidiary of Karbon-X and consequentially reports quarterly financials up to a consolidated quarterly submission.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31,2023, included in the Company's year-end financial statements on Form 10-K filed with the Securities and Exchange Commission on September 13, 2023. Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year's presentation. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six  months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the year ending May 31, 2024.

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

Inventory

Inventories are valued at the lower of cost or net realizable value. The Company's inventories are valued under the first in, first out (FIFO) method. Net realizable value is estimated based on current selling prices. Estimated provisions are established for slow-moving and obsolete inventory. As of June 1, 2023, the Company changed its inventory policy from weighted average to FIFO, this had no impact on the current or prior consolidated financial statements .

Fair Value of Financial Instruments

The carrying amount of the Company's financial assets and liabilities approximate their fair values due to their short-term maturities.

Foreign Currency Translation

The functional currency of the Company is the Canadian Dollar ("CAD"). For financial statement purposes, the reporting currency is the United States Dollar ("USD").

For financial reporting purposes, the consolidated financial statements are translated into the Company's reporting currency, USD. Asset and liabilities are translated using the closing exchange rate in effect at the balance sheet date with the resulting translation adjustments included as a separate component of shareholder's equity through other comprehensive income (loss) in the consolidated statement of operations.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of November 30, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share .

Financial Condition and Results of Operations

To date the Company has just recently commenced to generate revenues from its business operations and has incurred operating losses since inception of $3,884,201. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Unaudited Results for the Three Months Ended November 30, 2023 and 2022

Sales and Revenue

For the three-month period ended November 30, 2023 we had revenue of $36,082 compared to $0 for the three month period ended November 30, 2022. We are just at the beginning of our operations which we expect to improve during the current  fiscal year. We anticipate increased revenues upon completion of our App as well as through potential partners.

Operating Expenses

Operating expenses for the three-month period ended November 30, 2023 totaled $303,357, compared to $142,415 for the three month period ended November 30, 2022. The increase was mainly related to salary and wages .

Net loss from operations after income taxes was $1,342,063 during the three months ended November 30, 2023 compared to $141,922 for the three month period ended November 30, 2022 significantly due to loss on write off of Investment in Silviculture $ 1,064,203 for the 3 months ended November 30, 2023.

Results of Operations

Unaudited Results for the Six Months Ended November 30, 2023 and 2022

Sales and Revenue

For the six-month period ended November 30, 2023 we had revenue of $39,840 compared to $0 for the six month period ended November 30, 2022. We are just at the beginning of our operations which we expect to improve during the current  fiscal year. We anticipate increased revenues upon completion of our App as well as through potential partners.

Operating Expenses

Operating expenses for the six -month period ended November 30, 2023 totaled $ 628,830 compared to $338,283 for the six month period ended November 30, 2022. The increase was related to salary and wages.

Net loss from operations after income taxes was $1,692,094 during the six months ended November 30, 2023 compared to $337,790 for the six month period ended November 30, 2022 significantly due to loss on write off of Investment in Silviculture $ 1,064,203 for the six months ended November 30, 2023.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Six Months Ended November 30, 2023	Six Months Ended November 30, 2022
Cash used in operating activities	$(573,353)	(388,729)
Cash from financing activities	$1,655,669	180,000
Cash used in investing activities	$(702,407)	(179,218)
Change in cash during the period	$361,407	(419,920)
Effect of exchange rate change	$(18,502)	(31,973)
Cash, beginning of period	$206,820	477,339
Cash, end of period	$568,228	57,420

As of November 30, 2023, the Company had $734,033 in current assets.

To date, the Company has financed its operations through equity sales.

On March 7, 2022 the Company commenced a private placement pursuant to Rule 506(c) promulgated pursuaqnt to Rule 506(c) under Regulation D of the Securities Exchange Act of 1934, as amended. The private placement sought to raise $1,000,000 through the sale of Units at $0.25 per Unit, each consisting of one share of common stock and one warrant to purchase one share of common stock for two years at an exercise price of $0.50 per share. As of September 1, 2022 we have obtained $955,000 in gross proceeds from this offering.

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

During July – September 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,274,858 shares of common stock at $0.50 per share for gross proceeds of $ 1,637,429, net of expenses related to issuances of $83,993.

Further the Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share.

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

Commitments and Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has only recently begun generating revenues from its business operations and has incurred operating losses since inception of $3,884,201. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this evaluation, our management concluded that, as of November 30, 2023, our internal control over financial reporting was not effective .

The Company has hired a Chief Financial Officer who can act as a second control person relative to the Company's financial operations. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management's report in this quarterly report.

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

During July – September 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,274,858 shares of common stock at $0.50 per share for gross proceeds of $ 1,637,429, net of expenses related to issuances of $83,993. Further the  Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share. During November 2023, the Company sold 50,000 common stock at $2 per unit for total proceeds of $100,000.

During the year ended May 31, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. During the three months ended August 31, 2023, the Company agreed to issue 1,500,000 shares of Karbon-X Corp for the purchase of an additional 8% of Silviculture Systems shown as shares to be issued at a value of $375,000. As of August 31, 2023, the Company has purchased 32% of Silviculture Systems for 6,000,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,500,000 . During November 2023, the Company has abandoned the Silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture. Accordingly the Company has written of carrying value of Investment of  $2,564,203, accumulated value of shares to be issued $1,500,000 and recognized loss on write off  $ 1,064,203 in its statement of operations for the three months ended November 30, 2023.

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

Karbon-X Corp.
(Registrant)

Date: January 23, 2024	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer and Director {Principal and Executive Officer}

Date: January 23, 2024	By:	/s/ Christopher Mulgrew
Christopher Mulgrew
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

