Form 10-Q
period 2024-02-29
Karbon-X Corp.
filed 2024-04-22
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

As of April 18, 2024, there were 78,664,969 shares of common stock issued and outstanding.

2

Contents

PART 1 FINANCIAL INFORMATION	Page(s)

Consolidated Balance Sheets at February 29, 2024 (Unaudited) and May 31, 2023	F-2

Consolidated Statements of Operations for the Three and Nine Months Ended February 29, 2024 (Unaudited) and February 28, 2023(Unaudited)	F-3

Consolidated Statement of Changes in Shareholders’ Equity for the Three and Nine Months Ended February 29, 2024 (Unaudited) and February 28, 2023(Unaudited)	F-5

Consolidated Statement of Cash Flows for the Nine Months Ended February 29, 2024 (Unaudited) and February 28, 2023(Unaudited)	F-7

Notes to the Consolidated Financial Statements	F-8

KARBON-X CORP.

Consolidated Balance Sheet

	February 29, 2024	May 31, 2023
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$212,140	$206,820
Accounts receivable	24,782	-
Sales tax receivable	26,544	45,586
Prepaid expenses and other current assets	94,475	59,767
Total current assets	357,941	312,173

Property and equipment	7,503	9,116
Internally Developed Software	524,282	522,771
Inventory	223,649	80,750
Right of use asset	56,239	68,307
Investment in Silviculture	-	1,514,483
Security deposit	7,537	7,515
Total assets	$1,177,151	$2,515,115

LIABILITES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$134,096	$69,732
Current portion of lease-liability	23,521	14,688
Short-term loan	151,644	100,000
Credit Card	8,819	-
Due from related Parties	37,486	-
Payroll liabilities	11,779	10,061
Total Current Liabilities	367,343	194,481

Non-current portion of lease liability	37,710	55,415
Total Liabilities	405,055	249,896
Commitments and contingencies	-	-
Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 78,664,969 and 72,579,000 shares issued and outstanding as of February 29, 2024 and May 31, 2023, respectively.	78,664	72,579
Shares to be issued	74,998	1,750,000
Additional Paid-in capital	5,009,285	2,638,532
Accumulated deficit	(4,356,124)	(2,192,106)
Accumulated other comprehensive gain (loss)	(34,727)	(3,786)
Total shareholders’ equity (deficit)	772,096	2,265,219
Total liabilities and shareholders’ equity (deficit)	$1,177,151	$2,515,115

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended	Three Months Ended
	February 29, 2024	February 28, 2023
Operations
Total revenue	$247,222	$7,823
Cost of revenue	223,758	1,190
Gross profit	23,464	6,633

Marketing expenses	66,629	17,928
Salaries and wages	149,533	-
Professional fees	51,188	231,020
Other operating expenses	127,513	142,950
Total operating expenses	394,863	391,898

Loss from Operations	(371,399)	(385,265)

Other income (expenses)
Impairment of Investments	-	-
Other income (expenses)	(99,872)	13,476
Federal income tax expense	-	-
Net loss	(471,271)	(371,789)

Other comprehensive loss		-
Foreign currency translation gain (loss)	(20,561)	33,371
Total comprehensive loss	$(491,832)	$(338,418)

Earnings Per Share
Weighted average shares outstanding (Basic and Diluted)	77,617,191	69,323,708
Basic and fully diluted loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 29, 2024	February 28, 2023
Operations
Total revenue	$287,062	$7,823
Cost of revenue	237,959	1,190
Gross profit	49,103	6,633

Marketing expenses	95,468	36,912
Salaries and wages	464,274	-
Professional fees	201,650	324,347
Other operating expenses	262,302	305,377
Total operating expenses	1,023,694	666,636

Loss from Operations	(974,591)	(660,003)

Other income (expenses)	(1,188,775)	13,969
Net loss before income taxes	(2,163,366)	(646,034)
Federal income tax expense	-	-
Net loss	(2,163,366)	(646,034)

Other comprehensive loss
Foreign currency translation gain (loss)	(30,941)	1,398
Total comprehensive loss	$(2,194,308)	$(644,636)

Earnings Per Share
Weighted average basic and diluted shares outstanding	77,017,953	69,077,537
Basic and fully diluted loss per share	$(0.03)	$(0.01)

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months and Nine Months Ended February 29, 2024

(Unaudited)

Three Months Ended February 29, 2024.

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance November 30, 2023	78,603,858	$78,603	$55,000	$4,954,346	$(3,884,201)	$(14,166)	$1,189,582
Issuance of shares for cash	61,111	61	(55,000)	54,939	-	-	-
Shares issued as stock compensation	-	-	74,998	-	-	-	74,998
Translation loss	-	-	-	-	(652)	(20,561)	(21,213)
Net loss for the period	-	-	-	-	(471,271)	-	(471,271)
Balance February 29, 2024	78,664,969	$78,664	$74,998	$5,009,285	$(4,356,124)	$(34,727)	$772,096

Nine Months Ended February 29, 2024.

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2023	72,579,000	$72,579	$1,750,000	$2,638,532	$(2,192,106)	$(3,786)	$2,265,219
Shares to be issued for investment.	-	-	375,000	-	-	-	375,000
Shares to issued as stock Compensation	2,500,000	2,500	(550,002)	622,500	-	-	74,998
Issuance of shares for cash And warrants, net	3,385,969	3,386	-	1,652,285	-	-	1,655,671
Conversion of loan to shares	200,000	200	-	99,800	-	-	100,000
Offering expenses	-	-	-	(3,832)	-	-	(3,832)
Write off of Investment in silviculture	-	-	(1,500,000)	-	-	-	(1,500,000)
Translation loss	-	(1)	-	-	(652)	(30,941)	(31,594)
Net loss for the period	-	-	-	-	(2,163,366)	-	(2,163,366)
Balance February 29, 2024	78,664,969	$78,664	$74,998	$5,009,285	$(4,356,124)	$(34,727)	$772,096

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Three and Nine Months Ended February 28, 2023

(Unaudited)

Three Months Ended February 28, 2023.

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance November 30, 2022	69,040,000	$69,040	$1,125,000	$966,102	$(478,743)	$(45,017)	$1,636,652
Shares to be issued for investment	1,000,000	1,000	-	499,000	-	-	500,000
Translation gain (loss)	-	-	-	-	-	33,371	33,371
Net loss	-	-	-	-	(371,789)	-	(371,789)
Balance February 28, 2023	70,040,000	$70,040	$1,125,000	$1,465,102	$(850,262)	$(11,646)	$1,798,234

Nine Months Ended February 28, 2023.

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2022	68,320,000	$68,320	$-	$786,822	$(204,228)	$(13,044)	$637,870
Shares to be issued for investment	-	-	1,125,000	-	-	-	1,125,000
Issuance of shares for cash	1,720,000	1,720	-	-	-	-	1,720
Warrants issued	-	-	-	678,280	-	-	678,280
Translation gain (loss)		-	-	-	-	1,398	1,398
Net loss	-	-	-	-	(646,034)	-	(646,034)
Balance February 28, 2023	70,040,000	$70,040	$1,125,000	$1,465,102	$(850,262)	$(11,646)	$1,798,234

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statement of Cash Flow

(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities
Net loss	$(2,163,366)	$(646,034)
Adjustments to reconcile net loss to net cash:
Depreciation expense	1,099	824
Amortization of ROU	12,265	-
Loss(Gain) on investment	1,191,890	(13,391)
Changes in operating assets and liabilities:
Accounts receivable	(24,782)	-
Sales tax receivable	19,042	(21,131)
Accounts payable	64,363	25,904
Payroll liabilities	10,535	177
Deferred Revenue	-	-
Due from Silviculture	-	(147,133)
Due to related parties	37,486	14,860
Inventory	(142,899)	(81,471)
Lease Liability	(9,073)	-
Prepaid expenses	(34,708)	2,808
Security deposit	-	(8,296)
Cash used in operating activities	(1,038,148)	(872,883)

Cash flows from investing activities
Acquisition of property and equipment	-	(3,046)
Purchase of equity method investment	(727,409)	-
Cash paid for capital work in progress	-	(280,169)
Cash used in investing activities	(727,409)	(283,215)

Cash flows from financing activities
Proceeds from short term loan	151,644	99,604
Proceeds from issuance of shares and warrants	1,651,838	680,000
Cash flow from financing activities	1,803,482	779,604

Effect of translation changes on cash	(32,605)	1,367

Change in cash and cash equivalents	5,320	(375,127)
Cash, beginning of period	206,820	477,339
Cash, end of period	$212,140	$102,212

Non cash investing and financing activities
Shares to be issued for the Silviculture investment	$-	$1,125,000
Write off of Investment in Silviculture	(1,500,000)	-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

February 29, 2024

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $4,356,124. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Investments

The Company accounts for investments with a 20% to 50% ownership and a significant, but not controlling influence as equity method investments. Investments with a greater than 50% ownership and a controlling influence are accounted for using the consolidation method. The Company assesses the potential impairment of equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee's business segment might indicate a loss in value. The Company previously accounted for its investment in Silviculture Systems using the equity method and its investment in its subsidiary Karbon-X Project, Inc using the consolidation method. During November 2023, the Company abandoned the silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture.

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

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of the warrants (Note 7). These inputs include the stock price ranging from $0.50 - $0.25, exercise price ranging from $0.75 - $0.50, time to maturity of two years, annual risk-free interest rate ranging from 2.66% - 4.92%, and annualized volatility ranging from 637.12% -25.93%.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of February 29, 2024, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.

Note 2 – Prepaid Expenses

As of February 29, 2024 and May 31, 2023, prepaid expenses consisted of the following:

Description	February 29, 2024	May 31, 2023
Prepaid Common Credit Purchase	$59,939	$-
Prepaid furniture	-	59,767
Prepaid Advertising Expenses	32,559	-
Other prepaids	1,977	-
Total	$94,475	$59,767

Note 3 – Inventory

Inventory as of February 29, 2024 and May 31, 2023, consisted of the following:

Description	February 29, 2024	May 31, 2023
Carbon Credit Inventory	$223,649	$80,750
Total	$223,649	$80,750

Carbon credit inventory represents carbon credits currently held for sale.

Note 4 - Property and Equipment

The amount of property and equipment as of February 29, 2024 and May 31, 2023, consisted of the following:

Description	February 29, 2024	May 31, 2023
Furniture and fixtures	$6,626	$6,607
Computer and equipment	3,715	3,705
Total property cost	$10,341	$10,312
Accumulated depreciation	(2,838)	(1,196)
Property and equipment, net	$7,503	$9,116

The Company made no purchases during the nine months ended February 29,2024 and purchased office chairs and desks the year ended May 31,2023 for $ 6,607. The company also purchased computers during the year ended May 31,2023 for $ 3,705. Depreciation expense, net of translation, for the three months and nine months ended February 29, 2024 was $ 550 and $ 1,650 respectively. Depreciation expense for the nine months ended February 29, 2023 was $824.

Note 5 – Shareholders’ Equity

During the nine months ended February 29, 2024, Karbon-X Corp completed following private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.

During July – September 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,274,858 shares of common stock at $0.50 per share for gross proceeds of $ 1,637,429, net of expenses related to issuances of $83,993.

On June6, 2023 the Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share.

During November 2023, the Company sold 50,000 common stock at $2 per unit for total proceeds of $100,000.

During January 2024, the Company revalued the common stock from $2 per unit to $0.90 per unit and issued an additional 61,111 shares.

During the year ended May 31, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. As of August 31, 2023, the Company had agreed to purchase 32% of Silviculture Systems for 6,000,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,500,000. During November 2023, amidst ongoing disputes which we are currently discussing, the Company has chosen to abandon the silviculture investment deal and write off the carrying value of the Equity Investment in Silviculture. Accordingly, the Company has written of carrying value of Investment of $ 2,564,203, accumulated value of shares to be issued $ 1,500,000 and recognized loss on write off $ 1,064,203 in its statement of operations for the three months ended November 30, 2023.

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

Note 6 – Convertible Debt

On February 13, 2024, Karbon-X Corp. issued a convertible debt note to Tyler Skinner or their assigns. The note is for the principal amount of $150,000 and is convertible into common stock of the company at a conversion price of $0.90 per share. The note carries a one-time interest fee of $37,500, which will be converted into common stock at the same conversion price. Any unpaid principal on the note will accrue interest at a rate of eighteen percent (18%) per annum from the due date until paid. The note matures on the earlier of the company raising a minimum of $1,000,000 or one year from the issue date, subject to extension.

Note 7 – Warrants

During the nine months ended February 29, 2024, the Company issued 10,400 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.50 with a two year term. The 10,400 units of warrants and shares were issued as a commission fee valued at $2,236.

A detail of warrant activity for the nine months ended February 29, 2024 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2023	4,140,000	$0.75	0.33
Exercised	-	-	-
Granted	10,400	0.50	1.67
Expired	-	-	-
Cancelled	-	-	-
Outstanding February 29, 2024	4,150,400	$0.75	0.34

Note 8 – Investments

On May 31, 2023, the Company executed an amended share exchange agreement to buy up to 80% of Silviculture Systems in exchange for cash and shares of Karbon-X Corp valued at $7,250,000. $3,250,000 paid for in shares and the remaining $3,500,000 paid for in cash over the next three years. The issuance of shares was originally intended to occur in tranches upon the completion of milestones. As of November 30, 2023, the Company had paid $999,783 in cash, had rights to a 32% ownership in Silviculture Systems and had a significant, but not controlling interest in Silviculture Systems. The shares related to the 32% ownership are shown have not been issued but are reflected in these financial statements as shares to be issued and were valued at the most recent stock purchase price, at the time of signing, of $0.25 per share. This investment was originally accounted for as an equity method investment and its respective gain/loss for the period has been recorded in the statement of operations.

During November 2023, the Company has abandoned the silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture. Accordingly, amidst ongoing disputes which we are currently discussing, the Company has written off the carrying value of Investment of  $2,564,203, accumulated value of shares to be issued $ 1,500,000 and recognized loss on write off $1,064,203 in its statement of operations for the three months ended November 30, 2023.

Note 9 – Capital Work in Progress (Internally Developed Software)

In accordance with ASC 350-40, the Company has capitalized internally developed software for its development of a mobile application. The software is currently in its application development stage and all related costs are being capitalized as incurred.  Once the software is ready for implementation, the Company will begin amortizing the software over its estimated useful life.  As of February 29, 2024 and May 31, 2023, the Company has capitalized internally developed software of $524,282 and $522,771, respectively.

Note 10 – Commitments and Contingencies

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $17,665 for the nine months ended February 29, 2024, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in April 2023 with a term of three years.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at February 29, 2024 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS UNDER OPERATING LEASES
Year Ended May 31,	Total
2024	$4,785
2025	$28,712
2026	$28,712
2027	$7,179
Thereafter	$-
Total lease payment	$69,388
Less: Imputed Interest	$(8,157)
Operating lease liabilities	$61,231
Operating lease liabilities- Current	$23,521
Operating lease liabilities- Non-current	$37,710

In January 2024, a former employee filed a lawsuit against the Company asserting wrongful termination. As of the date of this report, the lawsuit is ongoing. In review of the status with our external counsel, the Company believes there will be a positive outcome and no provision is recorded.

Note 11 – Subsequent Events

On March 27, 2024th Brett Hull and Justin Bourque were issued 41,666 each, as initial compensation as additions to the board of directors.

On April 11, 2024, the Board of Directors of Karbon-X Corp. decided it's in the company's best interest to extend the expiration date on warrants issued as part of its private placements in 2022. The expiration date for all such warrants is extended to May 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. ("Karbon-X" or the "Company") for the three months and nine months ending February 29, 2024 and February 28, 2023.

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

Investments

The Company accounts for investments with a 20% to 50% ownership and a significant, but not controlling influence as equity method investments. Investments with a greater than 50% ownership and a controlling influence are accounted for using the consolidation method. The Company assesses the potential impairment of equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee's business segment might indicate a loss in value. The Company previously accounted for its investment in Silviculture Systems using the equity method and its investment in its subsidiary Karbon-X Project, Inc using the consolidation method. During November 2023, the Company abandoned the silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of February 29, 2024, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Financial Condition and Results of Operations

To date the Company has just recently commenced to generate revenues from its business operations and has incurred operating losses since inception of $4,356,124. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Unaudited Results for the Three Months Ended February 29, 2024 and February 28, 2023

Sales and Revenue

For the three-month period ended February 29, 2024 we had revenue of $247,222 compared to $7,823 for the three month period ended February 28, 2023. We are just at the beginning of our operations which we expect to improve during the current  fiscal year. We anticipate increased revenues upon completion of our App as well as with projects with other potential partners.

Operating Expenses

Operating expenses for the three-month period ended February 29, 2024 totaled $394,863, compared to $391,898 for the three month period ended February 28, 2023. The increase was related to salary and wages.

Net loss from operations after income taxes was $471,271 during the three months ended February 29, 2024 compared to $371,789 for the three month period ended February 28, 2023.

Results of Operations

Unaudited Results for the Nine Months Ended February 29, 2024 and February 28, 2023

Sales and Revenue

For the nine-month period ended February 29, 2024 we had revenue of $287,062 compared to $7,823 for the nine month period ended February 28, 2023. We are just at the beginning of our operations which we expect to improve during the current fiscal year. We anticipate increased revenues upon completion of our App as well as through our acquisition of Silviculture Systems and other potential partners.

Operating Expenses

Operating expenses for the nine -month period ended February 29, 2024 totaled $ 1,023,694 compared to $666,636 for the nine month period ended February 28, 2023. The increase was related to salary and wages.

Net loss from operations after income taxes was $2,163,366 during the nine months ended February 29, 2024 compared to $646,034 loss for the nine month period ended February 28, 2023 significantly due to loss on write off of Investment in Silviculture $ 1,064,203 for the nine months ended February 29, 2024.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Nine Months Ended February 29, 2024	Nine Months Ended February 28, 2023
Cash used in operating activities	$(1,038,148)	(872,883)
Cash from financing activities	$1,803,482	779,604
Cash used in investing activities	$(727,409)	(283,215)
Change in cash during the period	$5,320	(375,127)
Effect of exchange rate change	$(32,605)	1,367
Cash, beginning of period	$206,820	477,339
Cash, end of period	$212,140	102,212

As of February 29, 2024, the Company had $357,941 in current assets.

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

On June 6, 2023 the Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share.

During November 2023, the Company sold 50,000 common stock at $2 per unit for total proceeds of $100,000.

During January 2024, the Company revalued the common stock from $2 per unit to $.90 per unit and issued an additional 61,111 shares.

During the year ended May 31, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. As of August 31, 2023, the Company had agreed to purchase 32% of Silviculture Systems for 6,000,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,500,000. During November 2023, amidst ongoing disputes which we are currently discussing, the Company has chosen to abandon the silviculture investment deal and write off the carrying value of the Equity Investment in Silviculture. Accordingly, the Company has written of carrying value of Investment of $ 2,564,203, accumulated value of shares to be issued $ 1,500,000 and recognized loss on write off $ 1,064,203 in its statement of operations for the three months ended November 30, 2023.

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

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of convertible notes or common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2024. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operations, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of February 29, 2024 we had no capital expenditures.

Commitments and Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has only recently begun generating revenues from its business operations and has incurred operating losses since inception of $4,356,124. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty .

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

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 29, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this evaluation, our management concluded that, as of February 29, 2024, our internal control over financial reporting was not effective.

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

On June 6, 2023 the Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share.

During November 2023, the Company sold 50,000 common stock at $2 per unit for total proceeds of $100,000.

During January 2024, the Company revalued the common stock from $2 per unit to $.90 per unit and issued an additional 61,111 shares.

During the year ended May 31, 2023, the Company executed an agreement to issue shares of Karbon-X Corp for the purchase of up to 80% of Silviculture Systems to be issued in tranches based on completion of milestones. As of August 31, 2023, the Company had agreed to purchase 32% of Silviculture Systems for 6,000,000 shares of Karbon-X Corp shown as shares to be issued for a value of $1,500,000. During November 2023, amidst ongoing disputes which we are currently discussing, the Company has chosen to abandon the silviculture investment deal and write off the carrying value of the Equity Investment in Silviculture. Accordingly, the Company has written of carrying value of Investment of $ 2,564,203, accumulated value of shares to be issued $ 1,500,000 and recognized loss on write off $ 1,064,203 in its statement of operations for the three months ended November 30, 2023.

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

Karbon-X Corp. (Registrant)

Date: April 22, 2024	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer and Director {Principal and Executive Officer}

Date: April 22, 2024	By:	/s/ Chris Mulgrew
Chris Mulgrew
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

