Form 10-K
period 2024-05-31
Karbon-X Corp.
filed 2024-09-13
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended May 31, 2024

000-56288

(Commission file number)

Karbon-X Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

510 5th ST SW, Suite 910

Calgary, AB, Canada T2P 3S2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2024 was unknown.

(At September 10, 2024, the registrant had 83,413,639 shares of common stock issued and outstanding, of which 14,763,887 shares of common stock issued and outstanding were held by officers and directors. Market value is not available for that date as the Company is currently trading on the expert market.)

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

Item 1. Description of Business

Karbon-X Corp (or "Karbon-X" or "the Company") is a public Nevada corporation that offers investors exposure to certified carbon credits which are a key instrument used by both individuals and corporations to achieve their carbon neutral and net-zero carbon goals. The company is environmental, social and governance (ESG) principled and focuses on partnering with high-quality projects and/or companies that generate or are actively involved in the voluntary carbon credit market.

Karbon-X Corp is focused on customized transactional options for corporations to offset their carbon footprint and provides scalable access to the Verified Emissions Reduction markets. Karbon-X is changing the marketing framework of traditional carbon marketing by engaging with the public in order to fund multiple forms of technology-based greenhouse gas reduction builds.

Carbon Credit Generation

Karbon-X Corp has begun purchasing verified carbon credits from numerous vendors and intends to resell these credits to both industry and the general public. The Company has already begun funding projects in order to generate Karbon-X Corp carbon credits of its own. Once verified these projects will generate carbon credits that will be sold on its proprietary APP platform.

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

From November 2022 through August 10, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 4,632,297 shares of common stock at $0.50 per share for total gross proceeds of $2,316,486.

During July – September 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 3,274,858 shares of common stock at $0.50 per share for total gross proceeds of $ 1,637,429, net of expenses related to issuances of $83,993.

During January 2024, the Company revalued the common stock issued in certain of the previous private placements from $2 per unit to $.90 per unit and issued an additional 61,111 shares.

On February 13, 2024 the Company entered into a convertible note with an accredited investor for $150,000 with a one-time interest fee of $37,500 converted into common shares originally at $0.90 per share.

Historical Company Information

Karbon-X was incorporated in the State of Nevada on September 31, 2017 under the name Cocoluv, Inc. The articles provided for 200,000,000 authorized shares. At that time Reymund Guillermo was appointed as sole officer and director. On June 9, 2020, the Corporation filed a Certificate of Amendment with the State of Nevada effectuating a 50 for 1 forward stock split. On March 1, 2022, a change of control occurred when Mr. Guillermo resigned as director and all executive officer positions with the Company. Concurrent with Mr. Guillermo’s resignation, Mr. Chad Clovis was appointed as CEO, Director and President.

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

The Company’s principal office is located at 510 5th ST SW, Suite 910, Calgary, AB, Canada T2P 3S2. Our telephone number is 844-462-3637. The Company email is info@karbon-x.com.

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

Subscription Based Sales

The general public is able purchase carbon offsets from a mobile APP that is subscription based, with multiple levels of investment for every budget. Each subscription will support C02 reducing projects such as direct air capture, green hydroelectric energy production, or reforestation and will reduce greenhouse gas emissions with provable, verifiable carbon credits. The APP was soft-launched in early 2023 and is undergoing user experience testing in select markets prior to global launch.

Karbon-X Corp allows the general public to offset their greenhouse gas emissions from daily life with a subscriber-based APP which is shareable on social media.

Totally Covered	Exceptional Reduction	Doing Your Part
Permanently offset 400 kg of CO2 /month, 4800 kg of CO2/,year	Permanently offset 300kg of CO2 /month, 3600KG of CO2/ year.	Permanently offset 200kg of CO2 /month, 2400kg of CO2 /year
200 kg per year is 60 days of central heating in a home!	600kg per year is 1,460 miles/2,350km driving in a car!	360 kg per year is 13 month energy used for one light bulb!
$19.99/month	$14.99/month	$9.99/month
$199.99/year	$149.99/year	$99.99/Year

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

Legal Proceedings

On May 17, 2022, Karbon-X entered into a partnership with Silviculture Systems Corp and 4Ever Forest Foundation to acquire 80% of Silviculture for $7,300,000, with payments divided between common stock and capital contributions. The project involved planting 750,000 trees, developing a charcoal stream, and generating carbon credits. Karbon-X abandoned the deal in November 2023, writing off the investment and recognizing a loss of $1,064,203. We are currently in negotiations to resolve potential disputes arising from this situation.

In February 2024, Karbon-X were notified of a former employee filing a lawsuit against the company for wrongful termination.  The Company is currently counter-suing and is expecting to prevail.

As of the date hereof the Company is not party to any other material legal proceedings and is not aware of any material threatened litigation.

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

We obtained approximately $3,696,553 in our recent private placements which we are using for development and operations. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue additional financings or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control.

We launched our products in 2023 and as a company, we have limited sales and marketing experience.

We launched our APP in early 2023, and although we have hired highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing products on our own. In order to commercialize the app and our carbon credits business, we have to build our sales, marketing, distribution, managerial and other non-technical capabilities and make arrangements with third parties to perform these services when needed. We may have to hire sales representatives and district managers to fill sales territories. To the extent we rely on third parties to commercialize our business, we may receive less revenues or incur more expenses than if we had commercialized the products ourselves. In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of our products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we may not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and future product opportunities. Similarly, we may not be successful in establishing the necessary commercial infrastructure, including sales representatives, wholesale distributors, legal and regulatory affairs teams. The establishment and development of commercialization capabilities to market our products has been and will continue to be expensive and time-consuming. As we continue to develop these capabilities, we will have to compete with other companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell our products may be adversely affected.

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

We rely on third parties to perform many necessary services for our products, including services related to the distribution and invoicing.

We have begun to retain and partner with third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

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

Due to delays in filing a Quarterly Report on Form 10-Q during 2022, our stock has been moved to the "expert" market by OTC Markets. Consequently, it can only be traded between brokers, and no quote is published. To address this issue, we are actively working to file a new Information Statement on Form 15c2-11 through either OTC Markets or a broker-dealer with FINRA. If successful, this would move the stock back to the OTCQB market on OTC Markets. However, there is no assurance that we will be successful in returning to that market.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties.

On April 23, 2024, the Company entered into a 60-month Commercial Lease Agreement with SCREO I Calgary Office Inc. to lease office space at 510 5th Street SW, Calgary, AB, Canada, T2P 1C9.

The Company leases office space from SCREO I Calgary Office Inc. under an operating lease agreement over 60 months which expires in November 2029. The lease also includes the payment of executory costs.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $34,511 and $15,992 for the years ended May 31, 2024 and 2023, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in April 2023 with a term of three years.

Item 3. Legal Proceedings.

On May 17, 2022, Karbon-X entered into a partnership with Silviculture Systems Corp and 4Ever Forest Foundation to acquire 80% of Silviculture for $7,300,000, with payments divided between common stock and capital contributions. The project involved planting 750,000 trees, developing a charcoal stream, and generating carbon credits. Karbon-X abandoned the deal in November 2023, writing off the investment and recognizing a loss of $1,064,203. We are currently in negotiations to resolve potential disputes arising from this situation.

In February 2024, we were notified of a former employee filing a lawsuit against the company for wrongful termination.  We are currently counter-suing and are expecting to prevail.

We are not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

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

None

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in United States markets by OTC Markets Group, Inc., under the symbol “KARX.” The stock currently trades on the OTC Markets "expert" market. We are working to return trading to the OTCQB Market. However, there is no assurance that the common stock will continue to be traded on the OTC Markets or that any liquidity exists for our shareholders.

Market Price

As the reorganization closed on March 21, 2022, and does not reflect the current operations of the Company, historical market price information before that date is not material to the Company's operations. Historical market price information is currently unavailable as the stock is traded on the OTC "expert" market while we work to return to the OTCQB Market.

As of May 31, 2024, the Company had 200,000,000 shares of common stock authorized with 82,174,750 shares issued and outstanding.

Penny Stock Regulations

Our common stock trades on the “expert” market in United States markets by OTC Markets Group, Inc., a privately owned company headquartered in New York City, under the symbol “KARX.” The sale price of our common stock has been less than $5.00 per share. As such, the Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”

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

Holders

As of May 31, 2024, there were approximately 109 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

Transfer Agent

Our registrar and transfer agent is VStock Transfer, LLC., 18 Lafayette Place, Woodmere, New York 11598

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

From November 2022 through August 10, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 4,632,297 shares of common stock at $0.50 per share for total gross proceeds of $2,316,486.

On June 6, 2023 the Company converted a loan for $100,000 into 200,000 shares at price of $0.50 per share.

During November 2023, the Company sold 50,000 shares of common stock and warrants at $.90 per unit for total proceeds of $100,000.

During January 2024, the Company revalued the common stock issued to certain previous private placement investors from $2.00 per unit to $0.90 per unit and issued an additional 61,111 shares.

On February 13, 2024 the Company entered into a convertible note with an accredited investor for $150,000 with a one-time interest fee of $37,500 converted into common shares originally at $0.90 per share.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. for the fiscal years ending May 31, 2024 and May 31, 2023.

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $4,937,342. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Accounts Receivable

Accounts receivable represent amounts due from customers for goods or services provided by the Company. Accounts receivable are recorded at the invoiced amount. The Company evaluates the collectability of accounts receivable based on historical collection experience, the age of outstanding receivables, and specific facts and circumstances related to individual customers.

In accordance with Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), also known as the Current Expected Credit Loss (CECL) model, the Company now utilizes a forward-looking approach to estimate expected credit losses over the lifetime of the receivables. This model considers historical loss experience, current conditions, and reasonable and supportable forecasts to assess credit risk.

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

Inventory

As of March 1, 2024 it was management's decision to revalue inventory at the lower of cost or market. Net realizable value is estimated based on current selling prices, with provisions established for slow-moving and obsolete inventory. This change from the previous weighted average method to lower of cost or market had no significant impact on the current or prior consolidated financial statements.

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

During November 2023, the Company has abandoned the silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture. Accordingly, amidst ongoing disputes which we are currently discussing, the Company has written off the carrying value of Investment of $2,564,203, accumulated value of shares to be issued $ 1,500,000 and recognized loss on write off $1,064,203 in its statement of operations for the year ended May 31, 2024.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2024, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

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

Financial Condition and Results of Operations

Fiscal year ended May 31, 2023

For the Fiscal Year ended May 31, 2023 the Company generated $9,833 in revenue from its business operations and incurred a net loss of $1,987,877. As of May 31, 2023, the Company had working capital of $117,692.

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

Net Loss

Net loss from operations after income taxes and foreign currency translation loss was $1,997,135 during the Fiscal Year ended May 31, 2023. Again, this was as a result principally of marketing expenses but also for office and general expenses, app development expense and project feasibility costs.

Fiscal year ended May 31, 2024

For the Fiscal Year ended May 31, 2024 the Company generated $412,057 in revenue from its business operations and incurred a net loss of $2,744,583. As of May 31, 2024, the Company had working capital of $1,956,915.

Sales and Revenue

For the Fiscal Year ended May 31, 2024 the Company generated $412,057 in revenue. We are just at the beginning of our commercialization efforts which we expect to see progress during the current fiscal year.

Operating Expenses

Operating expenses for the Fiscal Year ended May 31, 2024 totaled $1,602,897. Operating expenses included salary expenses of $754,286, professional fees of $252,064 marketing expenses, office and general expenses, development expenses for our app and expenses relating to a project feasibility studies.

Net Loss

Net loss from operations after income taxes and foreign currency translation loss was $2,733,200 during the Fiscal Year ended May 31, 2024. Again, this was as a result principally of the loss of investment related to Silviculture.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Fiscal Year Ended May 31, 2024
Cash used in operating activities	$1,098,134
Cash from financing activities	$4,358,391
Cash used in investing activities	$802,407
Change in cash during the period	$2,480,721
Effect of exchange rate change	$10,730
Cash, beginning of period	$206,820
Cash, end of period	$2,675,400

As of May 31, 2024, the Company had $2,796,684 in current assets.

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

From November 2022 through August 10, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 4,632,297 shares of common stock at $0.50 per share for total gross proceeds of $2,316,486.

During November 2023, the Company sold 50,000 common stock at $.90 per unit for total proceeds of $100,000.

During January 2024, the Company revalued the common stock from $2.00 per unit to $0.90 per unit for certain previous private placement investors and issued an additional 61,111 shares.

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

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2025. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for research and development, operations, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of May 31, 2024 we had capital expenditures of $802,407.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has generated $421,890 in revenues from its business operations and has incurred operating losses since inception of $4,937,342. As of May 31, 2024, the Company has working capital of $1,956,915. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Karbon-X Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karbon-X Corp. (“the Company”) as of May 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flow for each of the years in the two-year period ended May 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2022.

Spokane, Washington

September 13, 2024

KARBON-X CORP.

Consolidated Balance Sheets

	May 31, 2024	May 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,675,400	$206,820
Accounts Receivable	113,074	-
Sales tax receivable	7,210	45,586
Prepaid expenses and other current assets	1,000	59,767
Total current assets	2,796,684	312,173

Property and equipment	6,918	9,116
Internally developed software	521,372	522,771
Right of use asset	316,519	68,307
Inventory	316,738	80,750
Investment in Silviculture	-	1,514,483
Security deposit	12,351	7,515
Total assets	$3,970,582	$2,515,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$127,219	$69,732
Current portion of lease liability	21,945	14,688
Short term loan	36,500	100,000
Stock Payable	630,000	-
Payroll liabilities	24,103	10,061
Total current liabilities	839,769	194,481

Noncurrent portion of lease liability	302,557	55,415
Total liabilities	1,142,325	249,896

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 82,174,750 and 73,540,000 shares issued and outstanding as of May 31, 2024 and May 31, 2023, respectively.	82,176	72,579
Shares to be issued	-	1,750,000
Additional Paid-in capital	7,675,826	2,638,532
Accumulated deficit	(4,937,342)	(2,192,106)
Accumulated other comprehensive gain (loss)	7,597	(3,786)
Total shareholders’ equity	2,828,257	2,265,219
Total liabilities and shareholders’ equity	$3,970,582	$2,515,115

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	May 31, 2024	May 31, 2023
Operations
Total revenue	$412,057	$9,833
Cost of revenue	356,103	1,025
Gross profit	55,954	8,808

Marketing expenses	176,476	1,250,959
Salaries and wages	754,286	211,588
Interest expense	35,856	-
Professional fees	252,064	255,764
Other operating expenses	384,215	271,519
Total operating expenses	1,602,897	1,989,830

Loss from Operations	(1,546,943)	(1,981,022)

Gain(loss) on investment	(1,191,890)	-
Other income (expenses)	(5,750)	(6,855)
Net loss before income taxes	(2,744,583)	(1,987,877)
Federal income tax expense	-	-
Net loss	(2,744,583)	(1,987,877)

Other comprehensive loss
Foreign currency translation gain (loss)	11,383	(9,258)
Total comprehensive loss	(2,733,200)	(1,997,135)

Earnings Per Share
Weighted average basic and diluted shares outstanding	77,165,230	69,742,784
Basic and fully diluted loss per share	$(0.04)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended May 31, 2024 and 2023

	Common Stock		Stock to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2022	68,320,000	$68,320	$-	$786,822	$(204,229)	$(13,044)	$637,870
Shares to be issued for investment	-	-	1,125,000	-	-	-	1,125,000
Shares to be issued for stock compensation			625,000				625,000
Issuance of shares and warrants for cash	4,259,000	4,259	-	1,851,710	-	-	1,855,969
Translation gain (loss)						9,258	9,258
Net loss	-	-	-	-	(1,987,877)	-	(1,987,877)
Balance May 31, 2023	72,579,000	$72,579	$1,750,000	$2,638,532	$(2,192,106)	$(3,786)	$2,265,219
Shares to be issued for investment.		-	375,000	-	-	-	375,000
Shares to issued as stock Compensation	2,500,000	2,500	(625,000)	622,500	-	-	-
Issuance of shares for cash And warrants, net	6,895,750	6,897	-	4,318,827	-	-	4,325,724
Conversion of loan to shares	200,000	200	-	99,800	-	-	100,000
Offering expenses	-	-	-	(3,833)			(3,833)
Write off of Investment in silviculture	-	-	(1,500,000)	-	-	-	(1,500,000)
Translation loss	-	-	-	-	(653)	11,383	10,730
Net loss for the period	-	-	-	-	(2,744,583)		(2,744,583)
Balance May 31, 2024	82,174,750	$82,176	$-	$7,675,826	$(4,937,342)	$7,597	$2,828,257

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Cash Flow

	For the Year Ended	For the Year Ended
	May 31, 2024	May 31, 2023
Cash flows from operating activities
Net (loss) income	$(2,744,583)	(1,987,877)
Adjustments to reconcile net loss to net cash:
Depreciation expense	2,194	1,219
Loss on investment	1,191,890	8,039
Amortization of Right of Use Asset	(246,996)	3,177
Stock based compensation	-	625,000
Changes in operating assets and liabilities:
Sales tax receivable	38,376	(34,777)
Accounts receivable	(113,074)	-
Accounts payable	32,448	38,979
Stock payable	630,000	-
Payroll liabilities	39,082	7,084
Inventory	(235,988)	(80,750)
Prepaid expenses	58,767	(59,465)
Payments made on operating lease	254,587	1,205
Security deposit	(4,837)	(6,903)
Cash used in operating activities	(1,098,134)	(1,485,069)

Cash flows from investing activities
Acquisition of property and equipment	-	(7,058)
Cash paid for equity method investment	(802,407)	(397,523
Cash paid for software development	-	(345,994)
Cash used in investing activities	(802,407)	(750,575)

Cash flows from financing activities
Proceeds from short term loan	36,500	100,000
Proceeds from issuance of shares and warrants	4,321,891	1,855,969
Cash provided by financing activities	4,358,391	1,955,969

Effect of translation changes on cash	10,730	(9,155)

Change in cash and cash equivalents	2,468,580	(270,520)
Cash, beginning of period	206,820	477,339
Cash, end of period	$2,675,400	206,820

Non cash operating activities
Capitalization of right of use asset	$-	$(71,425)
Capitalization of lease liability	$-	$(68,920)
Depreciation expense	$-	$1,219
Loss on investment	$-	$8,039
Amortization of Right of Use Asset	$-	$3,177
Stock based compensation	$-	$625,000

Non cash investing and financing activities
Shares to be issued for the Silviculture investment	$-	$1,125,000
Write off of Investment in Silviculture investment	(1,500,000)
Shares to be issued as stock based compensation	$-	$625,000

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

May 31, 2024

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $4,937,342.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Accounts Receivable

Accounts receivable represent amounts due from customers for goods or services provided by the Company. Accounts receivable are recorded at the invoiced amount. The Company evaluates the collectability of accounts receivable based on historical collection experience, the age of outstanding receivables, and specific facts and circumstances related to individual customers.

In accordance with Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), also known as the Current Expected Credit Loss (CECL) model, the Company now utilizes a forward-looking approach to estimate expected credit losses over the lifetime of the receivables. This model considers historical loss experience, current conditions, and reasonable and supportable forecasts to assess credit risk.

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

Inventory

As of March 1, 2024 it was management's decision to revalue inventory at the lower of cost or market. Net realizable value is estimated based on current selling prices, with provisions established for slow-moving and obsolete inventory. This change from the previous weighted average method to lower of cost or market had no significant impact on the current or prior consolidated financial statements.

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

During November 2023, the Company has abandoned the silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture. Accordingly, amidst ongoing disputes which we are currently discussing, the Company has written off the carrying value of Investment of $2,564,203, accumulated value of shares to be issued $ 1,500,000 and recognized loss on write off $1,064,203 in its statement of operations for the year ended May 31, 2024.

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

Revenue for sales of carbon credits is recognized at a point in time when control of the credit transfers to the buyer. The Company acts as a principal in all revenue transactions. Additionally, the Company has a subscription-based model that is materially consistent with how revenue is recognized for the sales of carbon credits.

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

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of the warrants (Note 6).  These inputs include the stock price of $0.25, exercise price of $0.75, time to maturity of two years, annual risk-free interest rate ranging from 4.33% - 4.74%, and annualized volatility ranging from 1294.9% - 1279.3%.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2024, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.

Note 2 – Prepaid Expenses

As of May 31, 2024 and May 31, 2023, prepaid expenses consisted of the following:

Description	May 31, 2024	May 31, 2023
Prepaid inventory	-	59,767
Other Prepaids	1,000	-
Total	$1,000	$59,767

Note 3 – Inventory

Inventory as of May 31, 2024 and May 31, 2023, consisted of the following:

Description	May 31, 2024	May 31, 2023
Carbon Credit Inventory	$316,738	$80,750
Total	$316,738	$80,750

Carbon credit inventory represents carbon credits currently held for sale and are stated at the lower of cost or market.

Note 4 - Property and Equipment

The amount of property and equipment as of May 31, 2024 and May 31, 2023, consisted of the following:

Description	May 31, 2024	May 31, 2023
Furniture and fixtures	$6,589	$6,607
Computer and equipment	3,695	3,705
Total property cost	$10,284	$10,312
Accumulated depreciation	(3,366)	(1,196)
Property and equipment, net	$6,918	$9,116

The Company did not purchase significant property, plant and equipment for the year ended May 31, 2024. Depreciation expense for the year ended May 31, 2024 and 2023 were $2,194 and $1,219, respectively.

Note 5 – Shareholders’ Equity

During the year ended May 31, 2024, Karbon-X Corp completed following private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.

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

During November 2023, the Company sold 50,000 common stock and warrants at $.90 per unit for total proceeds of $100,000.

During January 2024, the Company revalued the common stock from $2.00 per unit to $0.90 per unit for certain previous private placement investors and issued an additional 61,111 shares.

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

During the year ended May 31, 2023, the Company executed an agreement to issue 2,500,000 shares as stock compensation at a price of $0.25 per share, representing a value of $625,000 based on the value of services received. However, as a result of the silviculture impairment and the subsequent abandonment of the investment deal in November 2023, the shares were written off.

Note 6 – Warrants

During the year ended May 31, 2024, the Company issued 10,400 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.50 with a two-year term. The 10,400 units of warrants and shares were issued as a commission fee valued at $2,236. Additionally, the Company had 830,000 expired warrants and 2,990,000 exercised warrants at an average price of $0.75 during the same period.

During the year ended May 31, 2023, the Company issued 720,000 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.75 with a two year term. The 720,000 units of warrants and shares were issued in exchange for $180,000.

A detail of warrant activity for the year ended May 31, 2024 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2023	4,140,000	$0.75	0.83
Exercised	(2,990,000)	0.75	-
Granted	10,400	0.75	1.13
Expired	(830,000)	0.75
Cancelled	-	-	-
Outstanding May 31, 2024	330,400	0.63	0.63

Note 7 – Investments

On May 31, 2023, the Company executed an amended share exchange agreement to buy up to 80% of Silviculture Systems in exchange for cash and shares of Karbon-X Corp valued at $7,250,000. $3,250,000 paid for in shares and the remaining $3,500,000 paid for in cash over the next three years. The issuance of shares was to occur in tranches upon the completion of milestones. As of May 31, 2023, the Company has paid $397,523 in cash, has a 24% ownership in Silviculture Systems and has a significant, but not controlling interest in Silviculture Systems. The shares related to the 24% ownership are shown as shares to be issued and have been valued at the most recent stock purchase price of $0.25 per share. This investment has been accounted for as an equity method investment and its respective gain/loss for the period has been recorded in the statement of operations. For the year ended May 31, 2023, the Company recorded a loss on equity method investment of $8,039.

During November 2023, the Company has abandoned the silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture. Accordingly, amidst ongoing disputes which we are currently discussing, the Company has written off the carrying value of Investment of $2,564,203, accumulated value of shares to be issued $ 1,500,000 and recognized loss on write off $1,064,203 in its statement of operations for the year ended May 31, 2024.

Note 8 – Internally Developed Software

In accordance with ASC 350-40, the Company has capitalized internally developed software for its development of a mobile application. The software is currently in its application development stage and all related costs are being capitalized as incurred. Once the software is ready for implementation, the Company will begin amortizing the software over its estimated useful life. As of May 31, 2024 and May 31, 2023, the Company has capitalized internally developed software of $521,372 and $522,771, respectively.

Note 9 – Short Term Note

On January 13, 2023, the Company obtained a short term loan of $100,000 from a third party. This loan had an interest rate of 8% per annum and was due in full on July 10, 2023, which were fully converted as of year end.

Note 10 – Commitments and Contingencies

Operating Leases

The Company leases office space from a third party under an operating lease agreement over 60 months which expires in November 2029. The lease also includes the payment of executory costs.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $34,511 and $15,992 for the years ended May 31, 2024 and 2023, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our new operating lease in April 2024 with a term of five years.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at May 31, 2024 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS UNDER OPERATING LEASES	Total
Year Ended May 31,
2024	$29,573
2025	109,477
2026	109,477
2027	114,685
2028	119,893
Thereafter	135,529
Total lease payment	618,633
Less: Imputed interest	(160,065)
Operating lease liabilities	458,568

Operating lease liability - current	37,522
Operating lease liability - non-current	$418,895

SCHEDULE OF OTHER SUPPLEMENTAL INFORMATION UNDER OPERATING LEASE
Weighted average discount rate [1]	10.25%
Weighted average remaining lease term (years)	3.17

1 weighted average discount rate is determined using the incremental borrowing rates for each individual lease

Note 11 – Subsequent Events

Effective June 21, 2024 private placement investors exercised 2,023,334 options to purchase shares at $0.25 per share, resulting in proceeds to the Company of $508,834.

Subsequent events have been evaluated through September 13, 2024, the date these financial statements were available to be released and note no other events requiring disclosure.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of May 31, 2024, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Intended Positions and Offices	Age

Chad Clovis	Chief Executive Officer, President and Director	45
Christopher Mulgrew	Chief Financial Officer	51
Brett Hull	Director	60
Justin Bourque	Director	43

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

Christopher Mulgrew, Chief Financial Officer

As Chief Financial Officer of Karbon-X Corp., Christopher Mulgrew is responsible for all of the company's financial functions, including accounting, audit, treasury, corporate finance, and investor relations.  Prior to joining the Company, Mr. Mulgrew was the CFO of Boomitra Inc. - a carbon project proponent named 2024 Time Magazine 100 Most Influential Companies and winner of the 2023 Earthshot Prize.

As a senior executive in high-growth industries for over 20 years, Mr. Mulgrew's contributions range from being the senior finance person at a $1.4B private equity firm to being the visionary behind the world’s first live-streaming yoga app. He thrives solving complex problems and creating cohesive organizations that get full leverage out of their value propositions.

Christopher Mulgrew holds a Master of Business Administration from Rice University, Jesse H. Jones Graduate School of Business, a Bachelor of Business Administration in Accounting from Simon Fraser University, Beedie School of Business, and has completed the Master Class in Private Equity at the London School of Business. Mr. Mulgrew has qualified as a Chartered Public Accountant in Canada and a Certified Public Accountant in the US.

Brett Hull, Director

Brett Andrew Hull is a Canadian–American former ice hockey player and general manager, and currently an executive vice president of the St. Louis Blues of the National Hockey League (NHL). He played for the Calgary Flames, St. Louis Blues, Dallas Stars, Detroit Red Wings, and Phoenix Coyotes between 1986 and 2005. His career total of 741 goals is fifth highest in NHL history, and he is one of five players to score 50 goals in 50 games. He was a member of two Stanley Cup winning teams — 1999 with the Dallas Stars and 2002 with the Detroit Red Wings. In 2017 Hull was named one of the 100 Greatest NHL Players in history.

Known as one of the game's greatest snipers, Hull was an elite scorer at all levels of the game. He played college hockey for the University of Minnesota-Duluth Bulldogs, where he scored 52 goals in 1985–86. He scored 50 the following year with the Moncton Golden Flames of the American Hockey League (AHL) and had five consecutive NHL seasons of at least 50 goals. His 86 goals in 1990–91 is the third-highest single-season total in NHL history, with the first two being the same person, Wayne Gretzky. Hull won the Hart Memorial Trophy and Lester B. Pearson Award that year as the league's most valuable player. He was named a first team all-star on three occasions and played in eight NHL All-Star Games.

Justin Bourque, Director

Justin Bourque is an experienced and passionate leader with 27 years of diverse Industry and Indigenous Community development experience.

Presently, Justin is the Founder and President of Asokan Generational Developments, a consulting firm providing strategic advisory services focused on bridging the gap between Industry and Indigenous Communities.

As a passionate Indigenous leader, Justin is deeply committed to enhancing the relationships between corporations and Indigenous Communities. with extensive experience in both, he sees the value in mutually beneficial relationships. Building Indigenous resilience, economic sovereignty and shareholder value through development and management of meaningful partnerships between Indigenous Communities and Industry. He has been at the forefront of ideating, developing and successfully executing a number of major projects, both greenfield and brownfield, representing Indigenous Communities as well as corporate clients. These projects included a number of complex Indigenous equity ownership transactions, where he has served in diverse roles, including as an advisor, management committee representative, project lead, lead negotiator, Indigenous Community leader, President and Director of the Board post-closing. Most recently, Justin has played an integral role in three major Indigenous equity transactions worth approximately $2.6 billion and involving more than 35 unique Indigenous Communities throughout Alberta. As part of executing these transactions, Justin supported the raise of nearly $0.5 billion in capital.

In recognition of his exemplary leadership and invaluable contributions to Indigenous Communities, in December 2022, Justin was awarded Queen Elizabeth II’s Platinum Jubilee Medal. In November 2023, Asokan was added to the Indigenomics Institute 10 To Watch List for demonstrating excellence and leadership in the emerging $100 billion Indigenous economy. Justin was also named one of Canada’s Top 20 Dynamic CEOs by The CEO Publication; One of 10 Most Innovative Business Leaders to Follow in 2022 by CIO Views; and Top 50 Under 50 by YMM. Justin has also been awarded the JA Northern Alberta Business Hall of Fame "Innovator" Award for his forward-thinking leadership and innovative spirit during his tenure as CEO of Willow Lake Métis Nation in Anzac, Alberta. During his time as CEO, Justin built the Nation’s innovative governance and ESG frameworks, and forged several strategic partnerships to create revenue and job opportunities, spur community development, and secure the Nation’s future. Under his leadership, Willow Lake Métis became a self-governing Nation. In addition, through the Sohkastwawin initiative, which in Cree means “the act of being resilient”, the previously landless Nation purchased 205 acres of land that it plans to reclaim and develop in a sustainable way, providing their community a home for the first time.

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

None

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

Item 11. Executive Compensation

Summary Compensation Table

Compensation Discussion and Analysis

Executive Officer and Director Compensation of the Company

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and any other employees earning over $100,000 per year from February 1, 2022 (date of inception) through May 31, 2024. No restricted stock awards, long-term incentive plan payout or other types of compensation were paid to these executive officers during that period.

Name	Year	Fees Earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Chad Clovis	2023	$87,054	-	-	-	-	-	$87,054
	2024	$180,250						$180,250
Marita Dautel	2023	$82,473	-	-	-	-	-	$82,473
	2024	-	-	-	-	-	-	-

Employment Agreements

On February 17, 2022 the Company entered into an employment contract with Chad Clovis as President of Karbon-X Project. Pursuant to the contract Mr. Clovis is paid an annual salary of $150,000.

Equity Compensation Plans

On June 24, 2024 the Company adopted the 2024 Employees’ Directors’ Officers’ and Consultants’ Stock Option Plan. Which authorizes the Company to issue up to 5,000,000 options to purchase common stock at a price, term and vesting as determined by the Board of Directors.  Also on June 24, 2024 the Company issued 2,105,000 options to employees and officers exercisable for five years at an exercise price of $0.75 per share.

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

After the acquisition of Karbon-X Project, the following table represents a list of the principal stockholders:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Stock

Common Stock	Chad Clovis, Chief Executive Officer, President and Director (1)	14,500,000	17.9%
Common Stock	CM Equity AG	5,000,000	6.1%
Common Stock	Morsevo Trading, Inc	4,662,125	5.8%
Common Stock	Hummingbird Trust	4,225,000	5.2%
Common Stock	Tyler Skinner	4,708,334	5.8%
Common Stock	CBKT Ventures	4,074,250	5.0%

(1)	Consists of 17,000,000 shares held directly by Mr. Clovis and 2,000,000 shares held by Jennifer Clovis, who is the spouse of Mr. Clovis.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended May 31, 2024 and 2023, for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $46,700 and $23,000 respectively.

Audit Related Fees

Consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.  These fees amounted to $0 for May 31, 2024 and 2023, respectively.

Tax fees

Consists of all services performed by a principal accountant’s tax division except those related to the audit. Typical services include tax compliance, tax planning, and tax advice. Tax compliance services generally include preparation of original and amended tax returns as well as claims for tax refunds. Tax planning and tax advice services would include, but are not limited to, assistance with tax audits and appeals, requests for tax rulings, and tax planning related to mergers and acquisitions. These fees amounted to $0 for May 31, 2024 and 2023, respectively.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant for the year ended May 31, 2024 and 2023.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending May 31, 2024. Audit-related fees and all other fees, if any, were approved by the Board of Directors.

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

Karbon-X Corp.

September 13, 2024	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer
(principal executive officer and principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2024	/s/ Chad Clovis
Chad Clovis, Director
and Chief Executive Officer

Date: September 13, 2024	/s/ Christopher Mulgrew
Christopher Mulgrew, Director and Chief Financial Officer

