Form 10-Q
period 2024-08-31
Karbon-X Corp.
filed 2024-10-21
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

As of October 21, 2024, there were 83,463,640 shares of common stock issued and outstanding.

2

KARBON-X CORP.

Consolidated Balance Sheets

	August 31, 2024	May 31, 2024
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$2,298,845	$2,675,400
Accounts receivable	56,893	113,074
Sales tax receivable	11,714	7,210
Prepaid expenses and other current assets	9,247	1,000
Total current assets	2,376,699	2,796,684

Property and equipment	6,446	6,918
Internally Developed Software	527,208	521,372
Inventory	362,892	316,738
Right of use asset	-	316,519
Security deposit	15,127	12,351
Total assets	$3,288,372	$3,970,582

LIABILITES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$123,996	$127,219
Current portion of lease-liability	-	21,945
Short-term loan	-	36,500
Stock Payable	-	630,000
Payroll liabilities	15,004	24,103
Total Current Liabilities	139,000	839,769

Non-current portion of lease liability	-	302,557
Total Liabilities	139,000	1,142,325
Commitments and contingencies	-	-
Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 83,463,640 and 82,174,750 shares issued and outstanding as of August 31, 2024 and May 31, 2024, respectively.	83,415	82,176
Additional Paid-in capital	8,767,087	7,675,826
Accumulated deficit	(5,742,108)	(4,937,342)
Accumulated other comprehensive gain (loss)	40,978	7,597
Total shareholders’ equity (deficit)	3,149,372	2,828,257
Total liabilities and shareholders’ equity (deficit)	$3,288,372	$3,970,582

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2024	August 31, 2023
Operations
Total revenue	$127,429	$3,758
Cost of revenue	94,098	549
Gross profit	33,331	3,209

Marketing expenses	12,351	21,395
Salaries and wages	533,594	172,887
Professional fees	145,273	78,291
Other operating expenses	134,466	52,901
Total operating expenses	825,684	325,474

Loss from Operations	(792,353)	(322,265)

Other income (expenses)
Other income (expenses)	(12,413)	(27,767)
Net loss before income tax	(804,766)	(350,032)
Federal income tax expense	-	-
Net loss before income tax	(804,766)	(350,032)

Other comprehensive loss
Foreign currency translation gain (loss)	33,381	(3,223)
Total comprehensive loss	$(771,385)	$(353,225)

Earnings Per Share
Weighted average shares outstanding (Basic and Diluted)	81,501,984	75,895,837
Basic and fully diluted loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended August 31, 2024 and 2023

(Unaudited)

Three Months Ended August 31, 2024.

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2024	82,174,750	$82,176	$-	$7,675,826	$(4,937,342)	$7,597	$2,828,257
Issuance of shares for cash	1,288,890	1,239	-	1,091,261	-	-	1,092,500
Translation loss	-	-	-	-	-	33,381	33,381
Net loss for the period	-	-	-	-	(804,766)	-	(804,766)
Balance August 31, 2024	83,463,640	$83,415	$-	$8,767,087	$(5,742,108)	$40,978	$3,149,372

Three Months Ended August 31, 2023.

	Common Stock		Shares to	Additional Paid	Accumulated	Accumulated other Comprehensive
Description	Shares	Amount	be issued	in Capital	Deficit	gain (loss)	Total
Balance May 31, 2023	72,579,000	$72,579	$1,750,000	$2,638,532	$(2,192,106)	$(3,786)	$2,265,219
Shares to be issued for investment	-	-	375,000	-	-	-	375,000
Shares to be issued as stock compensation	2,500,000	2,500	(625,000)	622,500	-	-	-
Issuance of shares for cash and warrants, net	3,274,858	3,275	-	1,552,396	-	-	1,555,671
Conversion of loan to shares	200,000	200	-	99,800	-	-	100,000
Translation gain (loss)	-	-	-	-	-	(3,223)	(3,223)
Net loss	-	-	-	-	(350,032)	-	-
Balance August 31, 2023	78,553,858	$78,554	$1,500,000	$4,913,228	$(2,542,138)	$(7,009)	$3,942,635

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Consolidated Statements of Cash Flow

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2024	August 31, 2023
Cash flows from operating activities
Net loss	$(804,765)	$(350,032)
Adjustments to reconcile net loss to net cash:
Depreciation expense	542	556
Amortization of ROU	320,061	4,727
Loss on investment	-	27,687
Changes in operating assets and liabilities:
Accounts receivable	56,181	-
Sales tax receivable	(4,504)	25,278
Accounts payable	(16,596)	(39,826)
Payroll liabilities	4,273	14,452
Deferred Revenue	-	195,372
Due to related parties	(630,000)	-
Inventory	(46,155)	(58,371)
Lease Liability	(328,134)	1,812
Prepaid expenses	(8,246)	(1,930)
Security deposit	(2,775)	-
Cash used in operating activities	(1,460,119)	(180,276)

Cash flows from investing activities
Purchase of equity method investment	-	(602,407)
Cash used in investing activities	-	(602,407)

Cash flows from financing activities
Proceeds from short term loan	(36,500)	-
Proceeds from issuance of shares and warrants	1,092,500	1,555,671
Cash flow from financing activities	1,056,000	1,555,671

Effect of translation changes on cash	27,565	(5,452)

Change in cash and cash equivalents	(376,555)	767,536
Cash, beginning of period	2,675,400	206,820
Cash, end of period	$2,298,845	$974,356

Non cash operating activities
Loss on investment	$-	$27,687

Non cash investing and financing activities
Shares to be issued for Investment in Silviculture	$-	$375,000

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

August 31, 2024

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $(5,742,108). The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of a single outstanding warrant issuance. (Note 7). These inputs include the stock price of $0.25, exercise price of $0.75, time to maturity of two years, annual risk-free interest rate ranging from 4.33% - 4.74%, and annualized volatility ranging from 1294.9% - 1279.3%.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2024, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.

Note 2 – Prepaid Expenses

As of August 31, 2024 and May 31, 2024, prepaid expenses consisted of the following:

Description	August 31, 2024	May 31, 2024
Prepaid Travel	$8,997	$-
Prepaid furniture	-	-
Prepaid Advertising Expenses	-	-
Other prepaids	250	1,000
Total	$9,247	$1,000

Note 3 – Inventory

As of August 31, 2024 and May 31, 2024, inventory consisted of the following:

Description	August 31, 2024	May 31, 2024
Carbon Credit Inventory	$362,892	$316,738
Total	$362,892	$316,738

Carbon credit inventory represents carbon credits currently held for sale.

Note 4 - Property and Equipment

The amount of property and equipment as of August 31, 2024 and May 31, 2024, consisted of the following:

Description	August 31, 2024	May 31, 2024
Furniture and fixtures	$6,663	$6,589
Computer and equipment	3,737	3,695
Total property cost	$10,399	$10,284
Accumulated depreciation	(3,954)	(3,366)
Property and equipment, net	$6,446	$6,918

The Company did not make significant purchases during the three months ended August 31, 2024 or year ended May 31, 2024. Depreciation expense for the three months August 31, 2024 and 2023 was $542 and $556, respectively.

Note 5 – Shareholders’ Equity

During the three months ended August 31, 2024, Karbon-X Corp completed following private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.

Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 1,238,889 shares of common stock at $0.90 per share for gross proceeds of $1,114,999.

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

Note 6 – Convertible Debt

On February 13, 2024, Karbon-X Corp. issued a convertible debt note to Tyler Skinner or their assigns. The note is for the principal amount of $150,000 and is convertible into common stock of the company at a conversion price of $0.90 per share. The note carries a one-time interest fee of $37,500, which will be converted into common stock at the same conversion price. Any unpaid principal on the note will accrue interest at a rate of eighteen percent (18%) per annum from the due date until paid. The note matures on the earlier of the company raising a minimum of $1,000,000 or one year from the issue date, subject to extension. The loan was converted into common stock, and the balance as of May 31, 2024, and August 31, 2024, was zero.

Note 7 – Warrants

A detail of warrant activity for the three months ended August 31, 2024 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2024	330,400	$0.63	0.63
Exercised	-	-	-
Granted	-	-	-
Expired	(320,000)	.75	-
Cancelled	-	-	-
Outstanding August 31, 2024	10,400	$.50	0.88

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

During November 2023, the Company abandoned the silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture. Accordingly, amidst ongoing disputes which we are currently discussing, the Company has written off the carrying value of Investment of $2,564,203, accumulated value of shares to be issued $1,500,000 and recognized loss on write off $1,064,203 in its statement of operations for the three months ended November 30, 2023.

Note 9 – Capital Work in Progress (Internally Developed Software)

In accordance with ASC 350-40, the Company has capitalized internally developed software for its development of a mobile application. The software is currently in its application development stage and all related costs are being capitalized as incurred. Once the software is ready for implementation, the Company will begin amortizing the software over its estimated useful life. As of August 31, 2024 and May 31, 2024, the Company has capitalized internally developed software of $527,208 and $521,372, respectively.

Note 10— Commitments and Contingencies

Operating Lease

In the first quarter of the fiscal year ended May 31, 2025, the Company was notified that the building in which our leased office space is located has been sold. As a result, our previous long-term lease agreement has transitioned to a month-to-month arrangement. The Company is continuing to occupy the space on these terms, and the Company is searching for a new lease. As of the reporting date, the Company has no future lease obligations beyond the current month-to-month arrangement. Lease expense is recognized on a monthly basis, and no material long-term lease obligations remain. Additionally, $10,891 was recognized as a gain on the termination of the previous lease during this period.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $8,875 and $6,583 for the three months ended August 31, 2024 and 2023, primarily related to operating lease costs paid to lessors from operating cash flows.

In January 2024, a former employee filed a lawsuit against the Company asserting wrongful termination. As of the date of this report, the lawsuit is ongoing. In review of the status with our external counsel, the Company believes there will be a positive outcome and no provision is recorded.

Note 11 – Subsequent Events

October 15, 2024 the company received proceeds of $250,000 related to a Convertible Promissory Note with a stated simple interest rate of 10% per annum and a conversion option to be exercised any time after the earlier of (i) twenty-four months from the date hereof or (ii) listing on OTCQX, Nasdaq or NYSE, at a conversion price of the lesser of (i) 80% of the twenty day weighted average closing price of the Company’s common stock as of the trading day immediately preceding such conversion, but not less than $0.50 per share.

Subsequent events have been evaluated through October 21, 2024, the date these financial statements were available to be released and note no other events requiring disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. ("Karbon-X" or the "Company") for the three months ending August 31, 2024 and 2023. This discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended May 31, 2024, which provides additional context and details on the Company's financial condition and results of operations.

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

Financial Condition and Results of Operations

To date the Company has just recently commenced to generate revenues from its business operations and has incurred operating losses since inception of $(5,742,108). The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Unaudited Results for the Three Months Ended August 31, 2024 and 2023

Sales and Revenue

For the three-month period ended August 31, 2024 we had revenue of $127,429 compared to $3,758 for the three month period ended August 31, 2023. We are just at the beginning of our operations which we expect to improve during the current fiscal year. We anticipate increased revenues upon completion of our App as well as with projects with other potential partners.

Operating Expenses

Operating expenses for the three-month period ended August 31, 2024 totaled $825,684, compared to $325,474 for the three month period ended August 31, 2023. The increase was related to salary and wages, professional fees, and travel expenses.

Net loss from operations after income taxes was $804,765 during the three months ended August 31, 2024 compared to $350,032 for the three month period ended August 31, 2023.

Results of Operations

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Three Months Ended August 31, 2024	Three Months Ended August 31, 2023
Cash used in operating activities	$(1,460,119)	(180,276)
Cash from financing activities	$1,056,000	1,555,671
Cash used in investing activities	$-	(602,407)
Change in cash during the period	$(376,555)	767,536
Effect of exchange rate change	$27,565	(5,452)
Cash, beginning of period	$2,675,400	206,820
Cash, end of period	$2,298,845	974,356

As of August 31, 2024, the Company had $2,371,037 in current assets.

To date, the Company has financed its operations through equity sales.

During the three months ended August 31, 2024, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 1,238,889 shares of common stock at $0.90 per share for gross proceeds of $1,114,999.

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

Recent developments

During the three months ended August 31, 2024 the Company strengthened its executive leadership team with the appointment of two key hires. Christopher Mulgrew, a seasoned financial executive with over 24 years of experience, joined the Company as Chief Financial Officer (CFO). In this role, he will oversee the Company’s financial strategy, reporting, and compliance functions, contributing to enhanced financial management and planning as the Company continues its growth trajectory.

Additionally, the Company appointed Sharon Standefer as Chief Revenue Officer (CRO). Sharon brings over 19 years of expertise in revenue growth, sales strategy, and business development. She will lead efforts to expand the Company’s revenue streams, optimize sales processes, and accelerate customer acquisition in alignment with the Company's long-term strategic objectives.

These appointments reflect our commitment to building a strong leadership team as we continue to execute on our strategic priorities and drive value for shareholders.

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

Capital Expenditures

As of August 31, 2024 we had no capital expenditures.

Commitments and Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has only recently begun generating revenues from its business operations and has incurred operating losses since inception of $(5,742,108). The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 29, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this evaluation, our management concluded that, as of August 31, 2024, our internal control over financial reporting was not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2024, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement the company sold 1,238,889 shares of common stock at $0.90 per share for gross proceeds of $1,114,999.

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

Karbon-X Corp. (Registrant)

Date: October 21, 2024	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer and Director {Principal and Executive Officer}

Date: October 21, 2024	By:	/s/ Chris Mulgrew
Chris Mulgrew
Chief Financial Officer
(Principal Financial Officer Principal Accounting Officer)

