Form 10-Q
period 2024-11-30
Karbon-X Corp.
filed 2025-01-21
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of January 19, 2025, there were 80,856,767 shares of common stock issued and outstanding

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Karbon-X Corp.

	November 30, 2024	May 31, 2024

Assets
Current assets:
Cash	$1,459,680	$2,675,400
Accounts receivable, net	-	120,284
Inventories, net	73,673	316,738
Prepaid expenses	180,974	1,000
Investments in equity securities	581,639	-
Securities receivables	3,434,113	-
Other current assets	76,109	-
Total current assets	5,806,188	3,113,422

Long-term assets:
Property, plant and equipment, net	5,676	6,918
Right-of-use Asset, net	-	316,519
Other assets	21,170	12,351
Capitalized App Development Costs, Net	507,480	521,372
Total assets	6,340,514	3,970,582

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	105,116	127,219
Deferred Revenue	2,882,096	-
Lease liabilities	-	21,945
Short-term loan payable	-	36,500
Stock payable	-	630,000
Payroll payable	22,735	24,103
Convertible notes payable, net of discounts	1,009,803	-
Convertible notes - interest payable	13,118	-
Total current liabilities	4,032,868	839,768

Long-term liabilities:
Lease liabilities	-	302,557
Other liabilities	16,436	-
Total liabilities	4,049,304	1,142,325

Commitments and contingencies	-	-

Stockholders' equity:
Common stock Common stock $0.001 par value, 200,000,000 shares authorized, 83,569,408 and 82,174,750 shares issued and outstanding as of November 30, 2024 and May 31, 2024, respectively.	83,571	82,176
Additional paid-in capital	9,195,663	7,675,826
Accumulated deficit	(6,903,663)	(4,937,342)
Accumulated other comprehensive gain (loss)	(84,361)	7,597
Total stockholders' equity	2,291,210	2,828,257

Total liabilities and stockholders' equity	$6,340,514	$3,970,582

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Karbon-X Corp.

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023

Sales	$1,175,060	$36,082	$1,302,489	$39,840
Cost of sales	644,237	13,652	738,335	14,201
Gross profit	530,823	22,430	564,154	25,639
Operating expenses
Marketing expenses	370,488	7,444	382,839	28,839
Salaries and wages	922,139	141,854	1,455,733	314,741
Professional fees	265,570	72,171	410,843	150,462
Other operating expenses	177,684	81,888	312,150	134,788
Total operating expenses	1,735,881	303,357	2,561,565	628,830

Operating income (loss)	(1,205,058)	(280,927)	(1,997,411)	(603,191)
Other (expense) income:
Interest income (expense)	928	3,067	928	(24,700)
Other, net	42,575	(1,064,203)	30,162	(1,064,203)
Income before income taxes	(1,161,555)	(1,342,063)	(1,966,321)	(1,692,094)
Income tax expense	-	-	-	-
Net income (loss)	(1,161,555)	(1,342,063)	(1,966,321)	(1,692,094)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(125,339)	(7,157)	(91,958)	(10,379)
Total comprehensive income (loss)	$(1,286,894)	$(1,349,220)	$(2,058,279)	$(1,702,473)

Earnings per share
Weighted average shares outstanding	81,737,822	77,566,636	81,619,321	76,726,602
Basic loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.02)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Three Months and Six Months Ended November 30, 2024 and November 30, 2023
Karbon-X Corp.

	Common stock		Additional paid-in	Shares to	Retained earnings	Accumulated other comprehensive profit	Total Stockholders'
	Shares	Amount	capital	be issued	(deficit)	(loss)	Equity
Balance at May 31, 2024	82,174,750	$82,176	$7,675,826	-	$(4,937,342)	$7,597	$2,828,257
Issuance of shares for cash, net of issuance cost	1,238,887	1,239	1,091,261	-	-	-	1,092,500
Issuance of shares as compensation	-	-	-	-	-	-	-
Fees related to shares issuance	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	(804,766)		(804,766)
Foreign currency translation	-	-	-	-	-	33,381	33,381
Balance at August 31, 2024	83,413,637	83,415	8,767,087		(5,742,108)	40,978	3,149,372
Issuance of shares for cash, net of issuance cost	155,771	156	138,313	-	-	-	138,469
Issuance of options as compensation	-	-	290,263	-	-	-	290,263
Net income (loss)	-	-	-	-	(1,161,555)	-	(1,161,555)
Foreign currency translation	-	-	-	-	-	(125,339)	(125,339)
Balance at November 30, 2024	83,569,408	$83,571	$9,195,663	-	$(6,903,663)	$(84,361)	$2,291,210

	Common stock		Additional paid-in	Shares to	Retained earnings	Accumulated other comprehensive profit	Total Stockholders'
	Shares	Amount	capital	be issued	(deficit)	(loss)	Equity
Balance at May 31, 2023	72,579,000	$72,579	$2,638,532	$1,750,000	$(2,192,106)	$(3,786)	$2,265,219
Issuance of shares for cash	3,274,858	3,275	1,552,396	375,000	-	-	1,930,671
Issuance of shares as compensation	2,500,000	2,500	622,500	(625,000)	-	-	-
Issuance if share upon convertible loan	200,000	200	99,800	-	-	-	100,000
Net income (loss)	-	-	-	-	(350,032)	-	(350,032)
Foreign currency translation	-	-	-	-	-	(3,223)	(3,223)
Balance at August 31, 2023	78,553,858	78,554	4,913,228	1,500,000	(2,542,138)	(7,009)	3,942,635
Issuance of shares for cash	50,000	50	99,950	-	-	-	100,000
Issuance of shares as compensation	-	-	-	-	-	-	-
Investment write-off in silviculture	-	-	-	(1,500,000)	-	-	(1,500,000)
Net income (loss)	-	-	-	-	(1,342,063)	-	(1,342,063)
Foreign currency translation	-	-	-	-	-	(7,157)	(7,157)
Balance at November 30, 2023	78,603,858	$78,604	$5,013,178	-	$(3,884,201)	$(14,166)	$1,193,415

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Karbon-X Corp.

	Six Months Ended
	November 30, 2024	November 30, 2023

Operating activities
Net income (loss)	$(1,966,321)	$(1,692,094)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,242	1,099
Amortization of ROU	-	5,838
Loss on investment	-	1,091,890
Equity-based compensation expense	290,263	-
Changes in operating assets and liabilities:
Accounts receivable	120,284	7,636
Inventories	243,065	(102,774)
Prepaid expenses	(179,974)	(68,089)
Marketable securities	(581,639)	-
Securities receivable	(3,434,113)	-
Other current assets	245,484	-
Accounts payable	(652,103)	(40,483)
Other current liabilities	2,549,279	223,624
Cash used in operating activities	(3,364,533)	(573,353)

Investing activities
Purchases of property, plant and equipment	-	(702,407)
Net cash used in investing activities	-	(702,407)

Financing activities
Proceeds from convertible notes payable	1,009,803	-
Proceeds from sales of common stock, net of issuance costs	1,230,969	1,655,669
Net cash from financing activities	2,240,772	1,655,669

Change in cash and cash equivalents	(1,123,761)	379,909
Effect of foreign exchange rate on cash	(91,958)	(18,502)
Cash -- beginning of period	2,675,400	206,820
Cash -- end of period	$1,459,681	$568,227

See notes to consolidated financial statements.

NOTE 1 – BACKGROUND, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Operations

Karbon-X Corp. ("Karbon-X" or the "Company") was incorporated in the State of Nevada on September 13, 2017, and established a fiscal year end of May 31.

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

Under generally accepted accounting principles in the United States ("US GAAP") because the combined entity will be dependent on Karbon-X's senior management, the Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Karbon-X is considered the acquirer for accounting and financial reporting purposes. On the date of the reorganization, the assets and liabilities of Karbon-X have been brought forward at their book value and consolidated with Cocoluv, Inc.’s assets, which comprised of cash and cash equivalents of $134 and liabilities which comprises due to related party of $99,902. No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Karbon-X and are recorded at the historical cost basis of Karbon-X.

The Company provides customized transactional options, tailored insights, and scalable access to the Verified Emissions Reduction markets. Karbon-X engages the public with technology-based greenhouse gas reduction projects, allowing the purchase of carbon offsets through a subscription-based app.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements are presented in United States dollars and prepared in accordance with accounting principles generally accepted in the United States (US GAAP).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less at the date of purchase.

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

During November 2023, the Company has abandoned the silviculture investment deal and decided to write off the carrying value of the Equity Investment in Silviculture. Accordingly, amidst ongoing disputes which we are currently discussing, the Company has written off the carrying value of Investment of USD $2,564,203, accumulated value of shares to be issued $1,500,000 and recognized loss on write off $1,064,203 in its statement of operations for the year ended May 31, 2024.

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

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of a single outstanding warrant issuance (Note 10). These inputs include the stock price of $0.25, exercise price of $0.75, time to maturity of two years, annual risk-free interest rate ranging from 4.33% - 4.74%, and annualized volatility ranging from 1294.9% - 1279.3%.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of November 30, 2024, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Reclassifications

Certain amounts in the comparative periods presented have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the previously reported net income, comprehensive income, total assets, or shareholders' equity.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has issued several updates relevant to the Company:

•	Update 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. Effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted.

•	Update 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted.

•	Update 2024-02: Codification Improvements—Amendments to Remove References to the Concepts Statements. Effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, effective for fiscal years beginning after December 15, 2025. Early application is permitted.

•	Update 2024-01: Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. Effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted.

The Company is currently evaluating the impact of these provisions on its consolidated financial statements

Going Concern

To date, the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $(6,903,663). The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 2 - REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, "Revenue from Contracts with Customers." Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company follows a five-step process to recognize revenue:

1.	Identify the contract with a customer: A contract is defined as an agreement between two or more parties that creates enforceable rights and obligations.

2.	Identify the performance obligations in the contract: Performance obligations are promises in a contract to transfer distinct goods or services to the customer.

3.	Determine the transaction price: The transaction price is the amount of consideration the Company expects to receive in exchange for transferring goods or services to the customer.

4.	Allocate the transaction price to the performance obligations in the contract: The transaction price is allocated to each performance obligation based on the relative standalone selling prices of the goods or services being provided.

5.	Recognize revenue when (or as) the Company satisfies a performance obligation: Revenue is recognized when control of the goods or services is transferred to the customer, which can occur over time or at a point in time.

Revenue Streams

The Company generates revenue from the following sources:

1.	Carbon Credit Sales: Revenue from the sale of carbon credits is recognized at a point in time when control of the carbon credits transfers to the customer, which typically occurs upon delivery.

2.	Subscription Services: Revenue from subscription services, which provide customers access to the Company's platform and related services, is recognized over time on a straight-line basis over the subscription period.

3.	Consulting Services: Revenue from consulting services is recognized over time as the services are performed. The Company measures progress toward completion using an input method based on hours incurred.

4.	NFT Sales: Revenue from the sale of NFTs (non-fungible tokens) representing tokenized carbon credits is recognized at a point in time when control of the NFTs transfers to the customer, which typically occurs upon delivery.

Accounts Receivable and Deferred Revenue

•

Accounts Receivable: Accounts receivable represent amounts due from customers for goods or services provided by the Company. Accounts receivable are recorded at the invoiced amount. As of November 30, 2024, accounts receivable were $0.

•

Deferred Revenue: Deferred revenue consists of advance payments received from customers for services to be provided in future periods. As of November 30, 2024, deferred revenue was $2,882,096. The deferred revenue related to the delivery of carbon credits is expected to be recognized in revenue over the contract period as the credits are delivered according to the schedule. Specifically, recognition will occur quarterly from Q2 2025 through Q1 2029, based on the quantities delivered in each period at the rate of $120 per credit.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off.

As of November 30, 2024, inventories consisted of the following:

Description	November 30, 2024	May 31, 2024
Carbon Credit Inventory	USD $73,673	USD $316,738
Total	USD $73,673	USD $316,738

Carbon Credit Inventory

Carbon credit inventory represents carbon credits currently held for sale. The Company engages in the purchase and sale of carbon credits as part of its business operations. These credits are acquired from various projects and are sold to customers seeking to offset their carbon emissions.

Inventory Valuation

The Company evaluates its inventory to ensure it is stated at the lower of cost or net realizable value. This evaluation includes an analysis of the current market conditions, the estimated selling prices of the carbon credits, and any potential obsolescence. Adjustments to the carrying value of inventory are made as necessary to reflect any declines in net realizable value below cost.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of payments made in advance for goods or services to be received in future periods. These expenses are recognized as assets until the related goods or services are consumed or the benefits are realized. As of November 30, 2024, the majority of the Company's prepaid expenses are related to the advertising and promotional agreement with Oilers Entertainment Group Canada Corp. ("OEG").

On September 1, 2024, the Company received invoices from OEG for the advertising and promotional agreement signed on July 1, 2024. The agreement includes various promotional rights and advertising services to be provided over the term of the contract, which ends on June 30, 2027. The total amount invoiced for the period ending November 30, 2024, has been recorded as a prepaid expense.

The table below summarizes the prepaid expenses related to the OEG agreement as of November 30, 2024:

Description	Amount (USD $)
Advertising & Promotional Agreement	180,974
Total Prepaid Expenses	180,974

Advertising & Promotional Agreement

The advertising and promotional agreement with OEG includes various marketing rights, logo usage rights, digital signage, in-bowl signage, digital broadcast signage, and other promotional activities. The agreement specifies that the Company will receive these promotional rights in exchange for a fee.

The first installment of CAD 750,000 was invoiced on September 1, 2024, and has been recorded as a prepaid expense. This amount will be amortized over the period in which the related promotional rights and advertising services are received.

Amortization of Prepaid Expenses

The prepaid expenses related to the OEG agreement will be amortized on a straight-line basis over the term of the contract. The amortization expense for the period ending November 30, 2024, will be recognized in the Company's statement of operations.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

On October 15, 2024, Karbon-X Corp. issued convertible promissory notes totaling USD $1,009,803 to three investors as part of its capital-raising efforts. The notes bear simple interest at a rate of 10% per annum, and mature on October 15, 2026, for two investors, and October 16, 2026, for one investor. One investors note was issued for CAD $500,000, which was equivalent to USD $359,803 on the date of issuance. The principal amount of the investor’s note is fixed in Canadian dollars and requires repayment in U.S. dollars, exposing the Company to foreign currency risk.

The notes include a conversion feature, allowing the holders to convert the principal and accrued interest into the Company's common stock. Conversion is permitted at the option of the lender at any time after the earlier of:

1.	Twenty-four months from the date of issuance, or

2.	The Company’s listing on OTCQX, Nasdaq, or NYSE.

The conversion price is the lesser of:

1.	80% of the twenty-day weighted average closing price of the Company’s common stock preceding the conversion (but not less than $0.50 per share), or

2.	$0.50 per share.

Conversion is further restricted to ensure that no lender converts an amount of the note that would result in owning more than 9.9% of the outstanding common stock at any time.

The Borrower may prepay the principal amount and any unpaid interest or any portion thereof at any time without notice, further interest, bonus, or penalty, provided that a minimum of six months’ interest shall be payable regardless of the prepayment date.

The issuance of these convertible promissory notes provided the Company with necessary capital to support its operations and strategic initiatives while offering investors the potential for equity participation in the Company's future growth.

As of November 30, 2024, the principal amount of the convertible promissory notes totaled USD $1,009,803, For the quarter ended November 30, 2024, the Company recognized interest expense of USD $13,118, calculated based on the stated 10% simple interest rate.

Prepayment Option

The Company may prepay the notes at any time without penalty, provided that a minimum of six months’ interest is payable. This provision ensures lenders are compensated regardless of the prepayment date.

NOTE 6 - INVESTMENTS IN EQUITY SECURITIES AND CARBON CREDIT FORWARD PURCHASE AGREEMENT

On October 24, 2024, Karbon-X Corp. entered into a Carbon Credit Purchase Agreement with DevvStream Holdings Inc. As part of this agreement, Karbon-X Corp. received 174,953 common shares of New Pubco, a company formed from the merger of DevvStream Holdings Inc. and Focus Impact Acquisition Corp., a special purpose acquisition company (SPAC) listed on the Nasdaq Stock Exchange. The shares were issued at a deemed price of $6.50 per share, resulting in an initial valuation of USD $1,137,197.

On October 28, 2024, Karbon-X Corp. entered into a Carbon Credit Forward Purchase Agreement with DevvStream Holdings Inc., under which Karbon-X Corp. will sell verified greenhouse gas offset or carbon credits, specifically C-Sink Credits, to DevvStream Holdings Inc. The purchase price for these credits is USD $2,892,000, payable in 444,923 common shares of New Pubco at a deemed price of $6.50 per share. This agreement is classified as a futures contract under relevant U.S. GAAP guidance.

The futures contract is considered under ASC 606 because it represents a performance obligation to deliver carbon credits, a distinct good, to the buyer in exchange for consideration. The contract specifies the quantity, timing, and price of the credits to be delivered, aligning with ASC 606's criteria for a contract with a customer. Additionally, the primary intent of the agreement is the physical delivery of carbon credits, which are expected to be used for the buyer's operational needs rather than for speculative trading. As such, the transaction falls within the scope of ASC 606, as it involves the recognition of revenue upon the fulfillment of the delivery obligations.

Initial Recognition and Measurement

At initial recognition, the common shares of New Pubco received under the agreements are classified as equity securities and measured at fair value upon initial recognition in accordance with ASC 321, "Investments—Equity Securities". The Company recorded an initial fair value of the securities based on observable market prices at the time of execution, consistent with a Level 1 fair value measurement, as the shares were actively traded on the Nasdaq Stock Exchange.

•	For the Carbon Credit Purchase Agreement, the fair value of the 174,953 shares was recognized as $167,955.

•	For the Carbon Credit Forward Purchase Agreement, the 444,923 shares were valued at $427,126, representing the purchase price of the C-Sink Credits to be delivered in the future.

Upon entering into the forward purchase agreement, Karbon-X Corp. also recognized a deferred revenue liability of $2,892,000, as the performance obligation to deliver the carbon credits had not yet been satisfied. This deferred revenue will be recognized as income upon delivery of the carbon credits. Refer to Note 7 for further details on deferred revenue.

Subsequent Measurement and True-Up Provision

Subsequent to initial recognition, the equity securities are measured at fair value in accordance with ASC 321, "Investments—Equity Securities". Additionally, as the securities are denominated in a foreign currency, a currency translation adjustment (CTA) is recorded to reflect the impact of exchange rate fluctuations. The CTA is included in other comprehensive income (OCI) in accordance with ASC 830, "Foreign Currency Matters". As of November 30, 2024, the fair market value (FMV) of New Pubco shares was USD $0.96 per share. In compliance with ASC 321, the Company marked the investment to fair value, resulting in the following adjustments:

•	The fair value of investments was at the current market price of $0.96 per share.

•

To address the difference between the contractual price and the current market price, Karbon-X recorded a securities receivable for the true-up portion guaranteed under the agreements. The true-up provision ensures that the Company will be made whole if the market value of the shares remains below the contracted value during the adjustment period. As of November 30, 2024, no additional shares have been issued under these provisions.

As of November 30, 2024, the balances were as follows:

Description	Balance (USD)
Investments in Equity Securities	$581,639
Securities Receivable	$3,434,113
Total Value	$4,015,752

Fair Value Hierarchy

The equity securities of New Pubco are measured using Level 1 inputs, as the shares are actively traded on the Nasdaq Stock Exchange.

The Company's exposure to impairment is mitigated by the true-up provision, which ensures no loss is ultimately recognized. While the securities are remeasured to fair market value quarterly, the receivable reflects the guaranteed recovery under the agreement.

NOTE 7 - DEFERRED REVENUE

Initial Recognition and Deferred Revenue

On October 28, 2024, Karbon-X Corp. entered into a Carbon Credit Forward Purchase Agreement with DevvStream Holdings Inc. Under this agreement, Karbon-X Corp. will sell verified greenhouse gas offset or carbon credits, specifically C-Sink Credits, to DevvStream Holdings Inc. The purchase price for these credits is USD $2,892,000, payable in 444,923 common shares of New Pubco at a deemed price of $6.50 per share. This transaction is classified as a futures contract, and the accounting treatment follows the relevant FASB Codification and Accounting Standards Updates (ASUs).

Upon entering into the futures contract, Karbon-X Corp. recognized a deferred revenue liability of USD $2,892,000, as the performance obligation (delivery of carbon credits) had not yet been satisfied. This deferred revenue represents the obligation to deliver the carbon credits in the future.

Recognition of Marketable Securities

Upon the execution of the agreement and the issuance of the common shares of New Pubco, Karbon-X Corp. recognized the marketable securities at their fair value of USD $2,892,000. These securities are classified as equity securities with readily determinable fair values and are measured at fair value, with changes in fair value recognized in net income.

Revenue Recognition

As Karbon-X Corp. delivers the carbon credits according to the schedule specified in the agreement, it recognizes revenue and reduces the deferred revenue liability. Revenue is recognized when control of the promised goods or services is transferred to the customer, in accordance with ASC 606.

Purchase Price Adjustment

The agreement includes a provision for a purchase price adjustment 18 months after the closing date. If the gross proceeds from the sale of the initial shares are less than USD $2,882,096, additional shares will be issued to Karbon-X Corp. to cover the shortfall. As of November 30, 2024, no additional shares have been issued under this provision. Further, the company will incur a liability if it is unable to deliver the agreed-upon carbon credits under the futures contract to its customer.

NOTE 8 - CAPITAL WORK IN PROGRESS (INTERNALLY DEVELOPED SOFTWARE)

In accordance with ASC 350-40, the Company has capitalized internally developed software for its development of a mobile application. The software is currently in its application development stage, and all related costs are being capitalized as incurred. Once the software is ready for implementation, the Company will begin amortizing the software over its estimated useful life.

As of November 30, 2024, and May 31, 2024, the Company has capitalized internally developed software with a value of USD $507,478 and USD $521,372, respectively. The decrease in value is primarily attributed to the impact of cumulative translation adjustments (CTA) resulting from the remeasurement of foreign currency values to USD.

NOTE 9 - STOCK OPTION PLAN

Description of the Plan

The Company has adopted the 2024 Employees', Directors', Officers', and Consultants' Stock Option Plan (the "Plan") on May 16, 2024, which authorizes the issuance of options to purchase up to 5,000,000 shares of common stock. The Plan is designed to attract, retain, and motivate employees, directors, officers, and consultants by providing them with an opportunity to acquire a proprietary interest in the Company.

Types of Options

The Plan provides for the issuance of both Incentive Stock Options (ISOs) and Nonstatutory Stock Options (NSOs). ISOs are intended to qualify under Section 422 of the Internal Revenue Code, while NSOs do not qualify under Section 422.

Eligibility

Options may be granted to employees, directors, officers, and consultants of the Company. Special provisions apply to individuals owning more than 10% of the Company's stock.

Administration

The Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to determine the terms and conditions of each option grant.

Shares Available

The maximum number of shares that may be issued under the Plan is 5,000,000 shares of common stock.

Option Terms:

•	Exercise Price: The exercise price of options granted under the Plan must be at least 100% of the fair market value of the stock on the date of grant.
•	Term: Options granted under the Plan have a maximum term of ten years from the date of grant.
•	Vesting: The vesting schedule for options is determined by the Compensation Committee at the time of grant.

Payment for Shares

Upon exercise of an option, the optionee may pay the exercise price in cash or, with the consent of the Compensation Committee, by tendering shares of common stock.

Adjustments

In the event of a stock split, merger, or other corporate event, the number of shares subject to the Plan and the exercise price of outstanding options will be adjusted as determined by the Compensation Committee.

Transferability

Options granted under the Plan are generally non-transferable, except under specific conditions as outlined in the Plan.

Termination of Employment

The Plan provides specific rules for the exercise of options upon termination of employment, including termination for cause, disability, or death.

Legal Compliance

The issuance of shares under the Plan is subject to compliance with federal and state securities laws.

Plan Duration

The Plan became effective upon adoption by the Board of Directors and options may not be granted after December 31, 2026.

Activity Under the Plan

As of November 30, 2024, the following activity has occurred under the Plan:

Description	Number of Shares	Weighted Average Exercise Price	Weighted average remaining life (in years)
Options Authorized	5,000,000
Options Granted	3,005,000	$0.75	4.50
Options Exercised	0	$0.75	4.50
Options Forfeited	(25,125)	$0.75	4.50
Options Outstanding	2,979,875	$0.75	4.50
Options Vested	999,259	$0.75	4.50
Options Unvested	1,980,616	$0.75	4.50

On November 30, 2024, the intrinsic value of the 2,979,875 outstanding options was $0.

Fair Value of Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

•	Expected Volatility: 35%

○

The Company determined expected volatility based on an analysis of comparable publicly traded companies in the same or similar industry. As a startup in a new industry, Karbon-X lacks sufficient historical trading data. The analysis considered market trends and the high-growth, high-risk nature of the carbon management and sustainability sector. The selected volatility reflects industry patterns of startups in comparable markets, ensuring reasonability and alignment with peer data.

•	Expected Life: 5 Years

○	Based on the vesting schedule and anticipated exercise behavior of option holders.

•	Risk-Free Interest Rate: 5%

○

The rate reflects the yield on U.S. Treasury securities with a term consistent with the expected life of the options. Given the current interest rate environment, a 5% rate is appropriate for options granted during Q2 FY2024. This aligns with the Federal Reserve’s policy rates and prevailing market conditions.

•	Expected Dividends: 0%

○	The Company does not currently pay dividends, consistent with its growth-oriented business strategy.

Stock-Based Compensation Expense

For the quarter ended November 30, 2024, the Company recognized stock-based compensation expense of USD $290,263, reflecting the expense allocation based on the vesting schedule outlined below:

Date	Vesting %	Vested Shares	Period Compensation Expense
1-Sep-24	26.50%	776,450	229,611
1-Oct-24	3.50%	102,550	30,326
1-Nov-24	3.50%	102,550	30,326
Total		981,550	290,263

NOTE 10 – WARRANTS

A detail of warrant activity for the six months ended November 30, 2024 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2024	330,400	$0.63	0.63
Exercised	-	-	-
Granted	-	-	-
Expired	(320,000)	0.75	-
Cancelled	-	-	-
Outstanding November 30, 2024	10,400	$0.50	0.88

NOTE 11 – SUBSEQUENT EVENTS

Lease Agreement

On October 18, 2024, Karbon-X Corp. entered into a lease agreement with First Real Properties Limited for new office space located at Suite 1720, 540 – 4th Avenue SW, Calgary, Alberta. The leased premises consist of approximately 6,655 square feet. The lease term is five years, commencing on July 1, 2025, and ending on June 30, 2030. The agreement includes an early occupancy period starting February 1, 2025, during which Karbon-X will not be responsible for paying Basic Rent or Additional Rent.

Employee stock options

In the third quarter of fiscal year 2025, the Company has initiated plans to award stock options to employees as part of its equity compensation program. The terms and conditions of these stock options, including the number of options to be granted, the exercise price, and the vesting schedule, are currently under review and have not yet been finalized or executed as of the issuance date of these financial statements.

Management anticipates that these awards will be granted to incentivize and retain employees, aligning their interests with those of the Company’s shareholders. The financial impact of these stock option awards will be recognized in accordance with applicable accounting standards once the terms are finalized, and the awards are executed.

The Company will provide additional disclosures regarding these stock options in future filings as more information becomes available.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the historical operations and financial statements of Karbon-X Corp. ("Karbon-X" or the "Company") for the six months ended November 30, 2024, and 2023. This discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended May 31, 2024, filed on September 13, 2024, which provides additional context and details on the Company's financial condition and results of operations.

Forward-Looking Statements

The following Management's Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risk Factors" in our various filings with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Overview

The Company was incorporated in the State of Nevada under the name Cocoluv, Inc. on September 13, 2017, and established a fiscal year end of May 31.

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X Project"), and Karbon-X Project became the wholly owned subsidiary of the Company in a reverse acquisition (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X Project becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. (the Company) was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition. As part of the Reverse Acquisition, on April 14, 2022, the Company changed its name to Karbon-X Corp.

Karbon-X provides customized transactional options, tailored insights, and scalable access to the Verified Emissions Reduction markets. Karbon-X changes the marketing framework of traditional carbon marketing by engaging the public versus industry with multiple forms of technology-based greenhouse gas reduction builds. Karbon-X will allow the public to purchase carbon offsets from an app that is subscription-based, with multiple levels of investment for every budget. Each subscription will support clean energy projects such as solar or wind power, methane capture, or reforestation and will reduce greenhouse gas emissions with provable, verifiable carbon credits.

Karbon-X is in development of NFTs to digitize and allow for the trading of tokenized carbon credits in order to bring transparency and liquidity to the global carbon offset market. The aim of the decentralized platform is to enable offset trading on existing tokenized exchanges and their own exchange, accepting all forms of payment, including crypto, fiat, or card. The NFT minting platform for carbon credits allows carbon credit owners to mint their credits into NFTs for a secure and efficient method of trading in a market that appears set to grow rapidly in the coming years. A trading platform will allow the owners of the NFTs to monitor their assets while tracking their value and trading history. This is done on the blockchain to mitigate many risks such as double trading and long-term record-keeping issues. By using a "side chain" of Ethereum, costs are kept to a minimum for users.

References in this periodic report on Form 10-Q to "Karbon-X" or the "Company" may include references to the operations of our subsidiary Karbon-X Project. This entity is a 100% wholly owned subsidiary of Karbon-X and consequently reports quarterly financials up to a consolidated quarterly submission.

Critical Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Note 1 discusses the company’s accounting policies.

Results of Operations

Unaudited Results for the Three Months Ended November 30, 2024, and 2023

Sales and Revenue

For the three-month period ended November 30, 2024, the Company reported revenue of USD $1,175,060, a significant increase of 3,157% compared to $36,082 in the same period in 2023. This remarkable growth reflects the successful launch of the Devvstream contract, which contributed significantly to the Company’s revenue. Additionally, revenue streams from app subscriptions and carbon credits demonstrated steady growth during the quarter.

Cost of Sales

For the three months ended November 30, 2024, cost of sales was $644,237, compared to $13,652 for the same period in 2023. This significant increase corresponds to the Company’s expansion of sales volume and business activities during the current period.

Operating Expenses

Operating expenses for the three-month period ended November 30, 2024, were $1,735,881, compared to $303,357 in the same period in 2023, representing a 472% increase. The key factors driving this increase were:

•

Marketing Expenses: Investment in customer acquisition and brand-building efforts, including strategic partnerships like the Oilers initiative, resulted in marketing expenses of $370,488, up from $7,444 in the prior year.

•	Salaries and Wages: Increased headcount, subcontractor costs, and wage adjustments contributed to payroll expenses of $922,139, a significant rise from $141,854 in the prior year.

•	Professional Fees: Costs related to legal, advisory, and compliance efforts amounted to $265,570, compared to $72,171 in the prior year.

•	Other Operating Expenses: These totaled $177,684, up from $81,888, reflecting the Company’s operational scale-up.

Net Loss from Operations

The operating loss for the three-month period ended November 30, 2024, was $(1,205,058), compared to $(280,927) in the same period in 2023. While revenue showed significant growth, increased operating expenses offset these gains, as the Company continues to invest heavily in marketing, payroll, and compliance to drive long-term growth.

Unaudited Results for the Six Months Ended November 30, 2024 and 2023

Sales and Revenue

For the six-month period ended November 30, 2024, the Company reported revenue of USD $1,302,489, a significant increase of 3,169% compared to USD $39,840 during the same period in 2023. This remarkable growth was driven by the successful launch of the Devvstream contract, which contributed substantially to the Company's revenue base and is expected to generate ongoing deferred revenue streams in future quarters.

Additionally, app subscription sales showed steady growth, driven by increased customer adoption, while revenue from carbon credit sales gained momentum during the period. Moving forward, the Company anticipates further revenue growth from the expansion of its app and new partnerships under development.

Cost of Sales

For the six months ended November 30, 2024, cost of sales totaled $738,335, compared to $14,201 for the same period in 2023. The higher cost of sales aligns with the increase in revenue, driven by the Company's growth in operational scale and fulfillment of customer contracts. The cost of sales as a percentage of revenue remains consistent with expectations for the expanded product and service offerings.

Operating Expenses

Operating expenses for the six-month period ended November 30, 2024, totaled $2,561,565, compared to $628,830 in the same period in 2023, marking a 307% increase. The significant increase in operating expenses reflects the Company’s continued investment in scaling operations and market presence. Key factors include:

•	Marketing Expenses: Increased by 1,228% to $382,839, reflecting strategic investments in customer acquisition campaigns, including partnerships such as the Oilers initiative.

•	Salaries and Wages: Rose to $1,455,733, a 363% increase, driven by expanded headcount, higher subcontractor expenses, and wage growth to support operational scale.

•	Professional Fees: Increased by 173% to $410,843, reflecting higher legal, advisory, and compliance costs associated with business growth and contractual obligations.

•	Other Operating Expenses: Grew by 132% to $312,150, reflecting higher costs related to ongoing operations and compliance requirements.

Net Loss from Operations

For the six-month period ended November 30, 2024, the Company recorded an operating loss of $(1,997,411) compared to $(603,191) for the same period in 2023, representing a 231% increase. Despite the significant growth in revenue, the increase in operating expenses driven by marketing, payroll, and professional services contributed to the expansion of operating losses. However, these investments are viewed as essential for establishing the infrastructure and market positioning necessary for future profitability.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Six months ended November 30, 2024	Six months ended November 30, 2023
Cash used in operating activities	$(3,364,533)	$(573,353)
Cash used in investing activities	-	(702,407)
Cash from financing activities	2,240,772	1,655,669
Change in cash during the period	(1,123,761)	379,909
Effect of exchange rate change	(91,958)	(18,502)
Cash, beginning of period	2,675,400	206,820
Cash, end of period	$1,459,681	$568,227

As of November 30, 2024, the Company had USD $5,806,188 in current assets

To date, the Company has financed its operations through equity sales and convertible notes.

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

Recent Developments

During the six months ended November 30, 2024, the Company strengthened its executive leadership team with the appointment of key hires. Christopher Mulgrew, a seasoned financial executive with over 24 years of experience, joined the Company as Chief Financial Officer (CFO). In this role, he will oversee the Company’s financial strategy, reporting, and compliance functions, contributing to enhanced financial management and planning as the Company continues its growth trajectory.

These appointments reflect our commitment to building a strong leadership team as we continue to execute on our strategic priorities and drive value for shareholders.

Future Financing

In connection with its proposed business plan and currently ongoing and proposed acquisitions, in addition to the possible proceeds from this offering, the Company will be required to complete substantial and significant additional capital formation. Such formation could be through additional equity offerings, debt, bank financings, or a combination of any source of financing. There can be no assurance that the Company will be successful in completing such financings.

Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of convertible notes or common shares, we believe that we will have sufficient cash resources to fund our plan of operations through 2025. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for operations, regulatory compliance, intellectual property, working capital, and general corporate purposes.

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

Capital Expenditures

As of November 30, 2024, we had no capital expenditures.

Commitments and Contractual Obligations

As of November 30, 2024, Karbon-X has entered into a forward purchase agreement for the acquisition of 24,100 verified carbon credits at a fixed price of $120 per credit. The agreement requires the delivery of credits on a quarterly schedule beginning in Q2 2025 and continuing through Q1 2029. The total contractual commitment under this agreement amounts to $2,892,000. Payment obligations are fulfilled through the issuance of shares upon execution of the agreement. The Company is required to deliver the credits as per the agreed schedule, with penalties applicable for non-delivery. These commitments are expected to support the Company’s ongoing environmental initiatives and operational goals.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this evaluation, our management concluded that, as of November 30, 2024, our internal control over financial reporting was not effective.

The Company has hired a Chief Financial Officer who can act as a second control person relative to the Company's financial operations. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this quarterly report.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date hereof the Company is not party to any other material legal proceedings and is not aware any legal proceedings contemplated by any governmental authority or any other party involving us or our properties other than the following:

On May 17, 2022, Karbon-X entered into a partnership with Silviculture Systems Corp and 4Ever Forest Foundation to acquire 80% of Silviculture for USD $7,300,000, with payments divided between common stock and capital contributions. The project involved planting 750,000 trees, developing a charcoal stream, and generating carbon credits. Karbon-X abandoned the deal in November 2023, writing off the investment and recognizing a loss of $1,064,203. We are currently in negotiations to resolve potential disputes arising from this situation.

In February 2024, Karbon-X were notified of a former employee filing a lawsuit against the company for wrongful termination.  The Company is currently counter-suing and is expecting to prevail.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended November 30, 2024, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement, the company sold 1,394,658 shares of common stock at $0.90 per share for gross proceeds of $1,255,192.

From November 2022 through August 10, 2023, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement, the company sold 4,632,297 shares of common stock at $0.50 per share for total gross proceeds of $2,316,486.

On June 6, 2023, the Company converted a loan for $100,000 into 200,000 shares at a price of $0.50 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Not applicable

Item 6. Exhibits

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

Karbon-X Corp. (Registrant)

Date: January 21, 2025	By:	/s/ Chad Clovis
Chad Clovis Chief Executive Officer and Director (Principal Executive Officer)

Date: January 21, 2025	By:	/s/ Christopher Mulgrew
Christopher Mulgrew Chief Financial Officer, (Principal Financial Officer)

