Form 10-Q
period 2025-02-28
Karbon-X Corp.
filed 2025-04-18
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

Commission File Number 000-56288

KARBON-X CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1720, 540 - 5th Avenue S.W. Calgary, Alberta T2P 0M2

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

As of April 18, 2025, there were 84,357,362  shares of common stock issued and outstanding

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Karbon-X Corp.

	February 28, 2025	May 31, 2024

Assets
Current assets:
Cash	$930,873	$2,675,400
Accounts receivable, net	4,658	120,284
Inventories, net	93,960	316,738
Prepaid expenses	713,564	1,000
Deposits	606,998	-
Investments in equity securities	211,446	-
Securities receivables	3,689,467	-
Other current assets	57,484	-
Total current assets	6,308,450	3,113,422

Long-term assets:
Property, plant and equipment, net	5,000	6,918
Right-of-use Asset, net	482,667	316,519
Other assets	20,564	12,351
Capitalized App Development Costs, Net	492,966	521,372
Total assets	$7,309,647	$3,970,582

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$687,848	$127,219
Deferred Revenue	3,684,616	-
Lease liabilities - Current	39,666	21,945
Short-term loan payable	-	36,500
Stock payable	-	630,000
Payroll payable	19,480	24,103
Convertible notes payable, net of discounts	1,207,635	-
Convertible notes - interest payable	44,116	-
Embedded Derivative	93,814	-
Other current liabilities	-	-
Total current liabilities	5,777,175	839,768

Long-term liabilities:
Long-term debt	-	-
Lease liabilities	451,729	302,557
Other liabilities	15,966	-
Total liabilities	6,244,870	1,142,325

Commitments and contingencies	-	-

Stockholders' equity:
Common stock Common stock $0.001 par value, 200,000,000 shares authorized, 84,061,489 and 82,174,750 shares issued and outstanding as of February 28, 2025 and May 31, 2024, respectively.	84,063	82,176
Additional paid-in capital	9,729,022	7,675,826
Accumulated deficit	(8,590,179)	(4,937,342)
Accumulated other comprehensive gain (loss)	(158,129)	7,597
Total stockholders' equity	1,064,777	2,828,257

Total liabilities and stockholders' equity	$7,309,647	$3,970,582

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Karbon-X Corp.

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Sales	$238,528	$247,222	$1,530,349	$287,062
Cost of sales	97,852	223,758	828,263	237,959
Gross profit	140,676	23,464	702,086	49,103
Operating expenses
Marketing expenses	528,150	66,629	915,494	95,468
Salaries and wages	841,890	149,533	2,176,431	464,274
Professional fees	184,068	51,188	688,634	201,650
Other operating expenses	267,664	127,513	631,807	262,302
Total operating expenses	1,821,772	394,863	4,412,366	1,023,694

Operating income (loss)	(1,681,096)	(371,399)	(3,710,280)	(974,591)
Other (expense) income:
Interest income (expense)	6,046	-	31,496	-
Other, net	(11,466)	(99,872)	25,947	(1,188,775)
Income before income taxes	(1,686,516)	(471,271)	(3,652,837)	(2,163,366)
Income tax expense	-	-	-	-
Net income (loss)	(1,686,516)	(471,271)	(3,652,837)	(2,163,366)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(73,768)	(20,561)	(165,726)	(30,941)
Total comprehensive income (loss)	$(1,760,284)	$(491,832)	$(3,818,563)	$(2,194,307)

Earnings per share
Weighted average shares outstanding, basic and diluted.	79,207,432	77,617,191	80,580,044	77,017,953
Basic and diluted loss per share. and diluted	(0.02)	(0.01)	(0.05)	(0.03)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHAGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months and Nine Months Ended February 28, 2025 and February 29, 2024

Karbon-X Corp.

	Common stock		Additional paid-in	Shares to	Retained earnings	Accumulated other comprehensive profit	Total Stockholders'
	Shares	Amount	capital	be issued	(deficit)	(loss)	Equity
Balance at May 31, 2024	82,174,750	$82,176	$7,675,826	-	$(4,937,342)	$7,597	$2,828,257
Issuance of shares for cash, net of issuance cost	1,238,887	1,239	1,091,261	-	-	-	1,092,500
Net income (loss)	-	-	-	-	(804,766)	-	(804,766)
Foreign currency translation	-	-	-	-	-	33,381	33,381
Balance at August 31, 2024	83,413,637	83,415	8,767,087		(5,742,108)	40,978	3,149,372
Issuance of shares for cash, net of issuance cost	155,771	156	138,313	-	-	-	138,469
Issuance of shares as compensation	-	-	290,263	-	-	-	290,263
Net income (loss)	-	-	-	-	(1,161,555)	-	(1,161,555)
Foreign currency translation	-	-	-	-	-	(125,339)	(125,339)
Balance at November 30, 2024	83,569,408	83,571	9,195,663	-	(6,903,663)	(84,361)	2,291,210
Issuance of shares for cash, net of issuance cost	492,081	492	442,381	-	-	-	442,873
Issuance of shares as compensation	-	-	90,978	-	-	-	90,978
Net income (loss)	-	-	-	-	(1,686,516)	-	(1,686,516)
Foreign currency translation	-	-	-	-		(73,768)	(73,768)
Balance at February 28, 2025	84,061,489	$84,063	$9,729,022	-	$(8,590,179)	$(158,129)	$1,064,777

	Common stock		Additional paid-in	Shares to	Retained earnings	Accumulated other comprehensive profit	Total Stockholders'
	Shares	Amount	capital	be issued	(deficit)	(loss)	Equity
Balance at May 31, 2023	72,579,000	$72,579	$2,638,532	$1,750,000	$(2,192,106)	$(3,786)	$2,265,219
Issuance of shares for cash	3,274,858	3,275	1,552,396	375,000	-	-	1,930,671
Issuance of shares as compensation	2,500,000	2,500	622,500	(625,000)	-	-	-
Issuance if share upon convertible loan	200,000	200	99,800	-	-	-	100,000
Net income (loss)	-	-	-	-	(350,032)	-	(350,032)
Foreign currency translation	-	-	-	-	-	(3,223)	(3,223)
Balance at August 31, 2023	78,553,858	78,554	4,913,228	1,500,000	(2,542,138)	(7,009)	3,942,635
Issuance of shares for cash	50,000	50	99,950	-	-	-	100,000
Investment write-off in silviculture	-	-	-	(1,500,000)	-	-	(1,500,000)
Net income (loss)	-	-	-	-	(1,342,063)	-	(1,342,063)
Foreign currency translation	-	-	-	-	-	(7,157)	(7,157)
Balance at November 30, 2023	78,603,858	78,604	5,013,178	-	(3,884,201)	(14,166)	1,193,415
Issuance of shares for cash	61,111	61	(61)	-	-	-	-
Issuance of shares as compensation	-	-	-	74,998	-	-	74,998
Offering expense	-	-	(3,832)	-	-	-	(3,832)
Net income (loss)	-	-	-	-	(471,271)	-	(471,271)
Foreign currency translation	-	(1)	-	-	(652)	(20,561)	(21,214)
Balance at February 29, 2024	78,664,969	$78,664	$5,009,285	$74,998	$(4,356,124)	$(34,727)	$772,096

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Karbon-X Corp.

	Nine Months Ended
	February 28, 2025	February 29, 2024

Operating activities
Net income (loss)	$(3,652,837)	$(2,163,366)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,918	1,099
Amortization of ROU	6,689	12,265
Loss on investment	-	1,191,890
Equity-based compensation expense	439,117	-
Changes in operating assets and liabilities:
Accounts receivable	115,626	(24,782)
Inventories	222,778	(142,899)
Prepaid expenses	(1,319,562)	(34,708)
Marketable securities	(211,446)	-
Securities receivable	(3,689,467)	-
ROU Asset	(172,837)	-
Other current assets	(37,291)	19,042
Accounts payable	(69,372)	64,363
Deferred Revenue	3,684,617	-
Lease Liability	166,893	(9,073)
Convertible Note	44,116
Other current liabilities	(25,157)	48,021
Cash used in operating activities	(4,496,214)	(1,038,148)

Investing activities
Purchases of property, plant and equipment	-	(727,409)
Other investing activities	-	-
Net cash used in investing activities	-	(727,409)

Financing activities
Proceeds from convertible notes payable	1,207,634	-
Debt discount on convertible notes payable	93,814	-
Proceeds from sales of common stock, net of issuance costs	1,615,966	1,803,482
Net cash from financing activities	2,917,414	1,803,482

Change in cash and cash equivalents	(1,578,801)	37,925
Effect of foreign exchange rate on cash	(165,726)	(32,605)
Cash -- beginning of period	2,675,400	206,820
Cash -- end of period	$930,873	$212,140

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

See notes to condensed consolidated financial statements.

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

Warrants

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of a single outstanding warrant issuance (Note 10). These inputs include the stock price of $0.90, exercise price of $0.75, time to maturity of two years, annual risk-free interest rate ranging from 4.33% - 4.74%, and annualized volatility ranging from 1294.9% - 1279.3%.

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of February 28, 2025, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Reclassifications

Certain amounts in the comparative periods presented have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the previously reported net income, comprehensive income, total assets, or shareholders' equity.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has issued several updates relevant to the Company:

•	Update 2025-01: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date Effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

•	Update 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. Effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted.

•	Update 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted.

•	Update 2024-02: Codification Improvements—Amendments to Remove References to the Concepts Statements. Effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, effective for fiscal years beginning after December 15, 2025. Early application is permitted.

•	Update 2024-01: Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. Effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted.

•	Update 2023-07:Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. As public entity to disclose information about operating segments, to help our investors and other stakeholders understand the financial performance of different parts of a business

The Company is currently evaluating the impact of these provisions on its consolidated financial statements

Going Concern

To date, the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $(8,590,179). The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Accounts Receivable and Deferred Revenue

•

Accounts Receivable: Accounts receivable represent amounts due from customers for goods or services provided by the Company. Accounts receivable are recorded at the invoiced amount. As of February 28, 2025, accounts receivable were $4,658.

•

Deferred Revenue: Deferred revenue consists of advance payments received from customers for services to be provided in future periods. As of February 28, 2025, deferred revenue was $3,684,616. The deferred revenue related to the delivery of carbon credits is expected to be recognized in revenue over the contract period as the credits are delivered according to the schedule. Specifically, recognition will occur quarterly from Q2 2025 through Q1 2029, based on the quantities delivered in each period at the rate of $120 per credit.

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

As of February 28, 2025, inventories consisted of the following:

Description	February 28, 2025		May 31, 2024
Carbon Credit Inventory	USD $	93,960	USD $	316,738
Total	USD $	93,960	USD $	316,738

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

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of payments made in advance for goods or services to be received in future periods. These expenses are recognized as assets until the related goods or services are consumed or the benefits are realized. As of February 28, 2025, the majority of the Company's prepaid expenses are related to the advertising and promotional agreement with Oilers Entertainment Group Canada Corp. ("OEG").

On December 1, 2024, the Company received invoices from OEG for the advertising and promotional agreement signed on July 1, 2024. The agreement includes various promotional rights and advertising services to be provided over the term of the contract, which ends on June 30, 2027. The total amount invoiced for the period ending February 28, 2025, has been recorded as a prepaid expense.

The table below summarizes the prepaid expenses related to the OEG agreement as of February 28, 2025:

Description	Amount (USD $)
Advertising & Promotional Agreement	$697,544
Other Prepayments	$16,020
Total Prepaid Expenses	$713,564

Advertising & Promotional Agreement

The advertising and promotional agreement with OEG includes various marketing rights, logo usage rights, digital signage, in-bowl signage, digital broadcast signage, and other promotional activities. The agreement specifies that the Company will receive these promotional rights in exchange for a fee.

The second installment of CAD 750,000 was invoiced on December 1, 2024, and has been recorded as a prepaid expense. This amount will be amortized over the period in which the related promotional rights and advertising services are received.

Amortization of Prepaid Expenses

The prepaid expenses related to the OEG agreement will be amortized on a straight-line basis over the term of the contract. The amortization expense for the period ending February 28, 2025, will be recognized in the Company's statement of operations.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

As of February 28, 2025, Karbon-X Corp. issued convertible promissory notes totaling USD $1,207,635 to four investors as part of its capital-raising efforts. The notes bear simple interest at a rate of 10% per annum, and mature on October 15, 2026, for two investors, October 16, 2026, for one investor and January 31, 2027 for one investor. One investors note was issued for CAD $500,000, which was equivalent to USD $359,803 on the date of issuance. The principal amount of the investor’s note is fixed in Canadian dollars and requires repayment in U.S. dollars, exposing the Company to foreign currency risk.

The notes include a conversion feature, allowing the holders to convert the principal and accrued interest into the Company's common stock. Conversion is permitted at the option of the lender at any time after the earlier of:

1.	Twenty-four months from the date of issuance, or

2.	The Company’s listing on OTCQX, Nasdaq, or NYSE.

The conversion price is the lesser of:

1.

80% of the twenty-day weighted average closing price of the Company’s common stock preceding the conversion (but not less than the average of the four notes $0.56 per share), and of the trading day immediately preceding such conversion (but not less than $0.75 per share) or (ii) $0.90 per share.

2.	Average of the four notes $0.78 per share.

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

As of February 28, 2025, the principal amount of the convertible promissory notes totaled USD $1,207,635, For the quarter ended February 28, 2025, the Company recognized interest expense of USD $46,315, calculated based on the stated 10% simple interest rate.

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

•	For the Carbon Credit Purchase Agreement, the fair value of the 174,953 shares was recognized as $68,232.

•	For the Carbon Credit Forward Purchase Agreement, the 444,923 shares were valued at $173,520, representing the purchase price of the C-Sink Credits to be delivered in the future.

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

As of February 28, 2025, the fair market value (FMV) of New Pubco shares was USD $0.39 per share. In compliance with ASC 321, the Company marked the investment to fair value, resulting in the following adjustments:

•	The fair value of investments was at the current market price of $0.39 per share.

•

To address the difference between the contractual price and the current market price, Karbon-X recorded a securities receivable for the true-up portion guaranteed under the agreements. The true-up provision ensures that the Company will be made whole if the market value of the shares remains below the contracted value during the adjustment period. As of February 28, 2025, no additional shares have been issued under these provisions.

As of February 28, 2025, the balances were as follows:

Description	Balance (USD)
Investments in Equity Securities	$211,446
Securities Receivable	$3,689,467
Total Value	$3,900,913

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

Additionally, as of February 28, 2025, the Company has recorded deferred revenue of $884,940 related to a sales contract with Heidelberg for the sale of carbon credits. Under the terms of the agreement, the Company received cash in advance of the sale, with delivery of the carbon credits scheduled for July 2025.

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

Purchase Price Adjustment for Devvstream Holdings Inc.

The agreement includes a provision for a purchase price adjustment 18 months after the closing date. If the gross proceeds from the sale of the initial shares are less than USD $2,882,096, additional shares will be issued to Karbon-X Corp. to cover the shortfall. As of February 28, 2025, no additional shares have been issued under this provision.

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

As of February 28, 2025, and May 31, 2024, the Company has capitalized internally developed software with a value of USD $492,966 and USD $521,372, respectively. The decrease in value is primarily attributed to the impact of cumulative translation adjustments (CTA) resulting from the remeasurement of foreign currency values to USD.

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

Payment for Shares

Upon exercise of an option, the optionee may pay the exercise price in cash or cashless exercise, with the consent of the Compensation Committee, by tendering shares of common stock.

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

Plan Duration

The Plan became effective upon adoption by the Board of Directors and options may not be granted after December 31, 2026.

Activity Under the Plan

As of February 28, 2025, the following activity has occurred under the Plan started in second quarter of this fiscal year :

Description	Number of Shares	Weighted Average Exercise Price	Weighted average remaining life (in years)
Options Authorized	5,000,000
Options Granted	4,185,000	$0.79	3.80
Options Exercised	0	$0.79	3.80
Options Forfeited	(25,125)	$0.75	3.80
Options Outstanding	4,159,875	$0.79	3.80
Options Vested	1,289,200	$0.79	3.80
Options Unvested	2,870,675	$0.79	3.80

As of February 28, 2028, the intrinsic value of the 4,159,875 outstanding options was $0.

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

○

The rate reflects the yield on U.S. Treasury securities with a term consistent with the expected life of the options. Given the current interest rate environment, a 5% rate is appropriate for options granted during Q3 FY2025. This aligns with the Federal Reserve’s policy rates and prevailing market conditions.

•	Expected Dividends: 0%

○	The Company does not currently pay dividends, consistent with its growth-oriented business strategy.

Stock-Based Compensation Expense

For the nine months ended February 28, 2025, the Company recognized stock-based compensation expense of USD $381,241.

NOTE 10 – WARRANTS

A detail of warrant activity for the nine months ended February 28, 2025 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2024	330,400	$0.63	0.63
Exercised	-	-	-
Granted	-	-	-
Expired	(320,000)	0.75	-
Cancelled	-	-	-
Outstanding February 28, 2025	10,400	$0.50	0.88

NOTE 11 – LEASES

The Company has entered into a operating lease for office space commencing on July 1, 2025, with an early occupancy period beginning on February 1, 2025. The lease has a term of 5 years, expiring on June 30, 2030. During the early occupancy period (February 1, 2025 – June 30, 2025), no rent payments are required.

Lease Liability and Right-of-Use (ROU) Asset

The Company recognized a lease liability and ROU asset at the lease commencement date, calculated as the present value of future lease payments discounted at the Company’s incremental borrowing rate (IBR) of 5%. The following table summarizes the lease liability and ROU asset balances as of February 28, 2025:

Description	Amount
Lease Liability	$491,395
ROU Asset	$482,667

Lease Expense

Lease expense is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statements of operations. For the quarter ended February 28, 2025, the Company recognized total lease expense of $8,850, consisting of:

•	Amortization of ROU Asset: $6,689.

•	Interest on Lease Liability: $2,039.

Maturity of Lease Liabilities

The following table summarizes the undiscounted cash flows for the lease liability as of February 28, 2025:

Year	Lease Payments
2025	$53,043
2026	108,395
2027	113,007
2028	115,313
2029	117,620
Thereafter	59,963
Total	$567,341

NOTE 12 – DEPOSIT

As of February 28, 2025, the Company has made advance payments for inventory totaling $606,998, which is included in Deposit on the condensed consolidated balance sheet. These payments relate to inventory purchases that have not yet been received as of the reporting date. The Company expects to take delivery of the inventory by July of 2025, at which point the amounts will be reclassified to inventory. Management evaluates these prepayments regularly to ensure recoverability and alignment with the Company’s operational needs.

NOTE 13 – EMBEDDED DERIVATIVE

On February 7, 2025, the Company issued a $250,000 unsecured promissory note (the “Note”) to a Lender with a maturity date of February 7, 2026. The Note bears interest at a rate of 40% per annum, payable monthly, and is convertible at the election of the Lender into common shares of the Company at a conversion price of lesser of (i) 80% of the twenty day weighted average closing price of Lender’s common stock as of the trading day immediately preceding such conversion (but not less than $0.75 per share) or (ii) $0.90 per share. The Note includes a minimum interest clause and contains no prepayment restrictions.

In accordance with ASC 815, the Company assessed the terms of the Note and identified an embedded conversion feature that qualifies for separate accounting as a derivative liability. The fair value of the embedded derivative at issuance was determined to be $56,500, which was recorded as a derivative liability with a corresponding debt discount.

As of the reporting period ended February 28, 2025, the unamortized discount on the Note was $52,168. The Company recognized interest expense of $10,087 for the three months ended February 28, 2025, of which $5,753 related to contractual interest and $4,334 related to amortization of the debt discount. The fair value of the embedded derivative is remeasured at each reporting date, with changes in fair value recognized in the consolidated statement of operations. As of February 28, 2025, the fair value of the embedded derivative liability is $93,814.

NOTE 14 – SUBSEQUENT EVENTS

On March 25, 2025, the Company entered into a Definitive Agreement with an investor, pursuant to which the investor agreed to provide $1,095,000 in funding to the Company. The funds are intended to be used in support of the Company’s carbon trading activities, including trading in EU compliance-related products.

Under the terms of the agreement, the investment will accrue interest at a rate of 20% per annum, payable quarterly in either cash or common stock, at the investor’s discretion. The conversion price for stock payments is capped at USD $0.90 per share or 80% of the 20-day volume-weighted average price ("VWAP") if below $0.90.

Additionally, the investor is entitled to a royalty equal to 5% of trading profits, with the total royalty amount dependent on the timing of the investment’s full repayment. If repaid within six months, the royalty is equal to 50% of the investment amount. If repaid after six months, the royalty increases to 100% of the investment amount. Royalty payments commence upon full repayment of the investment and continue every 30 days thereafter until the full royalty obligation is satisfied.

The Company evaluated this agreement and determined that it represents a Type II subsequent event, as it relates to conditions that arose after the end of the reporting period (February 28, 2025). Accordingly, no adjustments have been made to the financial statements included in this Form 10-Q.

On April 7, 2025, the holder of the $250,000 convertible promissory note exercised its conversion option, resulting in the issuance of 295,873 shares of common stock. The shares were issued at a conversion price of $0.90 per share and represent the full principal amount of the note plus accrued interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the historical operations and financial statements of Karbon-X Corp. ("Karbon-X" or the "Company") for the nine months ended February 28, 2025, and February 29 2024. This discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended May 31, 2024, filed on September 13, 2024, which provides additional context and details on the Company's financial condition and results of operations.

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

Results of Operations

Unaudited Results for the Three Months Ended February 28, 2025, and February 29, 2024

Sales and Revenue

For the three-month period ended February 28, 2025, the Company reported revenue of USD $238,528, a decrease of 4% compared to $247,222 in the same period in 2024. The slight decline in sales was primarily due to fluctuations in pricing.

Operating Expenses

Operating expenses for the three-month period ended February 28, 2025, were $1,821,772, compared to $394,863 in the same period in 2024, representing a 361% increase. The key factors driving this increase were:

•

Marketing Expenses: Investment in customer acquisition and brand-building efforts, including strategic partnerships like the Oilers initiative, resulted in marketing expenses of $528,150, up from $66,629 in the prior year.

•	Salaries and Wages: Increased headcount, subcontractor costs, and wage adjustments contributed to payroll expenses of $841,890, a significant rise from $149,533 in the prior year.

•	Professional Fees: Costs related to legal, advisory, and compliance efforts amounted to $184,068, compared to $51,188 in the prior year.

•	Other Operating Expenses: These totaled $267,664, up from $127,513, reflecting the Company’s operational scale-up.

Net Loss from Operations

The operating loss for the three-month period ended February 28, 2025, was $(1,681,096), compared to $(371,399) in the same period in 2024. While revenue was stable, increased operating expenses offset these gains, as the Company continues to invest heavily in marketing, payroll, and compliance to drive long-term growth.

Unaudited Results for the Nine Months Ended February 28, 2025 and February 29, 2024

Sales and Revenue

For the nine-month period ended February 28, 2025, the Company reported revenue of USD $1,530,349, a significant increase of 433% compared to USD $287,062 during the same period in 2024. This remarkable growth was driven by the successful launch of the Devvstream contract, which contributed substantially to the Company's revenue base and is expected to generate ongoing deferred revenue streams in future quarters.

Additionally, app subscription sales showed steady growth, driven by increased customer adoption, while revenue from carbon credit sales gained momentum during the period. Moving forward, the Company anticipates further revenue growth from the expansion of its app and new partnerships under development.

Operating Expenses

Operating expenses for the nine-month period ended February 28, 2025, totaled $4,412,366, compared to $1,023,694 in the same period in 2024, marking a 361% increase. The significant increase in operating expenses reflects the Company’s continued investment in scaling operations and market presence. Key factors include:

•	Marketing Expenses: Increased by 859% to $915,494, reflecting strategic investments in customer acquisition campaigns, including partnerships such as the Oilers initiative.

•	Salaries and Wages: Rose to $2,176,431, a 369% increase, driven by expanded headcount, higher subcontractor expenses, and wage growth to support operational scale.

•	Professional Fees: Increased by 241% to $688,634, reflecting higher legal, advisory, and compliance costs associated with business growth and contractual obligations.

•	Other Operating Expenses: Grew by 141% to $631,807, reflecting higher costs related to ongoing operations and compliance requirements.

Net Loss from Operations

For the nine-month period ended February 28, 2025, the Company recorded an operating loss of $(3,652,837) compared to $(2,163,366) for the same period in 2024, representing a 69% increase. Despite the significant growth in revenue, the increase in operating expenses driven by marketing, payroll, and professional services contributed to the expansion of operating losses. However, these investments are viewed as essential for establishing the infrastructure and market positioning necessary for future profitability.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Nine months ended February 28, 2025	Nine months ended February 29, 2024
Cash used in operating activities	(4,496,214)	(1,038,148)
Cash used in investing activities	-	(727,409)
Cash from financing activities	2,917,414	1,803,482
Change in cash during the period	(1,578,801)	37,925
Effect of exchange rate change	(165,727)	(32,605)
Cash, beginning of period	2,675,400	206,820
Cash, end of period	930,873	212,140

As of February 28, 2025, the Company had USD $6,308,450 in current assets

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

Recent Developments

During the nine months ended February 28, 2025, the Company strengthened its executive leadership team with the appointment of key hires. Christopher Mulgrew, a seasoned financial executive with over 24 years of experience, joined the Company as Chief Financial Officer (CFO). In this role, he will oversee the Company’s financial strategy, reporting, and compliance functions, contributing to enhanced financial management and planning as the Company continues its growth trajectory.

This appointment reflect our commitment to building a strong leadership team as we continue to execute on our strategic priorities and drive value for shareholders.

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

Capital Expenditures

As of February 28, 2025, we had no capital expenditures.

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

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this evaluation, our management concluded that, as of February 28, 2025, our internal control over financial reporting was not effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date here of the Company is not party to any other material legal proceedings and is not aware any legal proceedings contemplated by any governmental authority or any other party involving us or our properties other than the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended February 28, 2025, Karbon-X Corp. completed a private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended. In that private placement, the company sold $1,886,739 shares of common stock at $0.90 per share for gross proceeds of $ 1,673,842.

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

Karbon-X Corp. (Registrant)

Date: April 18, 2025	By:	/s/ Chad Clovis
Chad Clovis Chief Executive Officer and Director (Principal Executive Officer)

Date: April 18, 2025	By:	/s/ Christopher Mulgrew
Christopher Mulgrew Chief Financial Officer, (Principal Financial Officer)

