Form 10-K
period 2025-05-31
Karbon-X Corp.
filed 2025-09-15
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended May 31, 2025

000-56288

(Commission file number)

Karbon-X Corp.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6575 West Loop South, Suite 500

Bellaire, TX 77401

844-462-3637

(Address and telephone number of principal executive offices)

910 7th Ave SW, Calgary, AB, Canada T2P 3N8

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2025 was $32,131,927.

At September 12, 2025, the registrant had 86,973,148 shares of common stock issued and outstanding, of which 14,028,933 shares of common stock issued and outstanding were held by officers and directors, valued at $9,118,806

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

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

Developments

 During the year ended May 31, 2025, the Company sold 1,926,742 shares at $.90 per share for total proceeds of $1,712,099.

On March 31, 2025, the Company converted a loan for $350,000 principal and $16,724 interest into 407,471 shares at a price of $.90 per share.

On March 31, 2025, the Company issued 57,875 shares at $2.04 per share for compensation of $118,007.

On May 22, 2025, the Company converted 360,000 options related to its stock option plan into 205,715 shares via a cashless exercise.

On May 15, 2025, 10,400 warrants were exercised in a cashless exercise for 7,429 shares.

On June 1, 2025, the Company entered into an Asset Purchase Agreement with Allcot AG to acquire specified assets (including certain subsidiary shares, intellectual property, database, project pipeline, and contract rights) for cash consideration of $350,000.

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

The Company’s principal office is located at 6575 West Loop South, Suite 500, Bellaire, TX 77401. Our telephone number is 844-462-3637. The Company email is info@karbon-x.com.

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

Sales

The Company’s main revenue streams include industrial sales and subscription-based sales through a mobile APP and carbon credit trading.

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

Subscription Based Sales

The general public is able purchase carbon offsets from a mobile APP that is subscription based, with multiple levels of investment for every budget. Each subscription will support C02 reducing projects such as direct air capture, green hydroelectric energy production, or reforestation and will reduce greenhouse gas emissions with provable, verifiable carbon credits. The APP was soft-launched in 2023 and was completed and made publicly available in March 2025.

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

APP Development

The Karbon-X APP was soft-launched in 2023 and was completed and made publicly available in March 2025.

Employees

As of the date of this filing on Form 10-K, the Company has twenty-five employees and is actively recruiting new team members at all levels of the organization. (See “Executive Compensation”). The Company believes that its relations with its employees are good.

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

We obtained approximately $1.7 million in our recent private placements which we are using for development and operations. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue additional financings or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control.

We launched our products in 2023 and as a company, we have limited sales and marketing experience.

We soft-launched our APP in early 2023 and it was completed and made publicly available in March 2025, and although we have hired highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing products on our own. In order to commercialize the app and our carbon credits business, we have to build our sales, marketing, distribution, managerial and other non-technical capabilities and make arrangements with third parties to perform these services when needed. We may have to hire sales representatives and district managers to fill sales territories. To the extent we rely on third parties to commercialize our business, we may receive less revenues or incur more expenses than if we had commercialized the products ourselves. In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of our products through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we may not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and future product opportunities. Similarly, we may not be successful in establishing the necessary commercial infrastructure, including sales representatives, wholesale distributors, legal and regulatory affairs teams. The establishment and development of commercialization capabilities to market our products has been and will continue to be expensive and time-consuming. As we continue to develop these capabilities, we will have to compete with other companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell our products may be adversely affected.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity Risk

We are committed to using technology to improve our competitive position. We depend on a variety of information systems and technologies (including cloud technologies) to manage the operations of our growing customer base. Our core business systems consist mostly of purchased and licensed software programs that integrate together and with our APP.

We manage data security and privacy at the highest levels. Our Chief Executive Officer (CEO) is actively engaged in oversight of cybersecurity and IT infrastructure and works with outsourced vendors to manage all network operations. Our vendors keep our CEO informed on cybersecurity and privacy matters throughout the year. We have strengthened our data protection capabilities through investments in our infrastructure hardware and software.

During the fiscal year ended May 31, 2025, the Company did not experience any material cybersecurity incidents.

Given the limited nature of its operations and reliance on third-party service providers for professional services, the Company has concluded that it is not materially exposed to cybersecurity threats. To date, the Company has not experienced, nor does it anticipate, any cybersecurity incidents that would materially affect its business, financial condition, or results of operations.

The Board of Directors is responsible for oversight of the Company’s cybersecurity risk. In fulfilling this role, the Board receives updates from the Chief Executive Officer, who, with the assistance of external legal and accounting professionals, monitors any potential cybersecurity matters and reports to the Board as necessary.

Item 2. Properties.

On September 11, 2025 the Company entered into a month to month lease for our headquarters address. This month to month lease is at a cost of $105 per month. Most Company activities are completed remotely.

The Company has entered into a operating lease for office space at 540 5th Ave SW Suite 5401720, Calgary, AB, Canada, T2P 0M2 commencing on July 1, 2025, with an early occupancy period beginning on February 1, 2025. The lease has a term of 5 years, expiring on June 30, 2030. During the early occupancy period (February 1, 2025 – June 30, 2025), no rent payments are required.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $167,086 and $28,430 for the years ended May 31, 2025 and 2024, primarily related to operating lease costs paid to lessors from operating cash flows.

Item 3. Legal Proceedings.

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

PART II

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in United States markets by OTC Markets Group, Inc., under the symbol “KARX.” The stock currently listed for trading on the OTCQX Market maintained by OTC Markets Group, Inc. However, there is no assurance that the common stock will continue to be traded on the OTC Markets or that any liquidity exists for our shareholders.

Market Price

The Company recently began trading on the OTCQX market maintained by OTC Markets Group, Inc., but with the limited history it does not reflect the current operations of the Company. Consequentially, historical market price information is not material to the Company's operations.

As of May 31, 2025, the Company had 200,000,000 shares of common stock authorized with 81,992,857 shares issued and outstanding.

Penny Stock Regulations

Our common stock trades on the OTCQX maintained by OTC Markets Group, Inc., a privately owned company headquartered in New York City, under the symbol “KARX.” The sale price of our common stock has been less than $5.00 per share. As such, the Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”

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

Holders

As of May 31, 2025, there were approximately 118 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

Transfer Agent

Our registrar and transfer agent is VStock Transfer, LLC., 18 Lafayette Place, Woodmere, New York 11598

Recent Sales of Unregistered Securities

During the year ended May 31, 2025, Karbon-X Corp completed following private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.

During the year ended May 31, 2025, the Company sold 1,926,742 shares at $.90 per share for total proceeds of $1,712,099.

On March 31, 2025, the Company converted a loan for $350,000 principal and $16,724 interest into 407,471 shares at a price of $.90 per share.

On March 31, 2025, the Company issued 57,875 shares at $2.04 per share for compensation of $118,007.

On May 22, 2025, the Company converted 360,000 options related to its stock option plan into 205,715 shares via a cashless exercise.

On May 15, 2025, 7,429 shares were issued upon exercise of 10,400 warrants in a cashless exercise.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. for the fiscal years ending May 31, 2025 and May 31, 2024.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following policies involve significant judgments and estimates. Our significant accounting policies are described further in Note 1 to the consolidated financial statements.

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

Other than the derivative liabilities presented below, the carrying amount of the Company’s financial assets and liabilities approximate their fair values.

The Company measures certain financial instruments at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. As of May 31, 2025, the Company evaluated the conversion features embedded in certain convertible promissory notes and determined that they represent derivative liabilities requiring bifurcation under ASC 815-15.

The Company uses valuation methods to estimate the fair value of the derivative liabilities associated with its convertible notes. The model incorporates significant unobservable inputs, including:

•	Expected stock price volatility
•	Risk-free interest rates
•	Estimated time to maturity
•	Probability of uplisting
•	Expected trading volumes

Because these inputs are unobservable and require significant management judgment, the Company has classified the derivative liabilities as Level 3 in the fair value hierarchy.

The following table summarizes the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of May 31, 2025:

	Level 1	Level 2	Level 3	Total
Derivative liabilities – convertible notes	-	-	$168,358	$168,358
Other financial instruments	-	-	-	-
Total Embedded Derivatives	-	-	$168,358	$168,358

The following table summarizes the changes in Level 3 derivative liabilities measured at fair value on a recurring basis.

May 31, 2025
Balance at beginning of period	-
Purchases / issuances	275,419
Total (gains) losses recognized in earnings	54,831
Settlements (net)	(179,666)
Change in unrealized (gains) losses included in earnings for instruments still held at period end	18,116
Balance at end of period	168,358

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

Financial Condition and Results of Operations

Fiscal year ended May 31, 2024

For the Fiscal Year ended May 31, 2024 the Company generated $412,057 in revenue from its business operations and incurred a net loss of $2,744,583. As of May 31, 2024, the Company had working capital of $2,273,655.

Sales and Revenue

For the Fiscal Year ended May 31, 2024 the Company generated $412,057 in revenue. We are just at the beginning of our commercialization efforts which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the Fiscal Year ended May 31, 2025 totaled $1,602,897. Operating expenses included marketing expenses of $176,476, office and general expenses, professional fees, development expenses for our app and expenses relating to a project feasibility studies. The majority of marketing expenses a one-time expense paid in Company equity.

Net Loss

Net loss from operations after income taxes and foreign currency translation loss was $2,733,200 during the Fiscal Year ended May 31, 2024. Again, this was as a result principally of marketing expenses but also for office and general expenses, app development expense and project feasibility costs.

Fiscal year ended May 31, 2025

For the Fiscal Year ended May 31, 2025 the Company generated $3,163,772 in revenue from its business operations and incurred a net loss of $7,084,463. As of May 31, 2025, the Company had working capital of $(1,902,607).

Sales and Revenue

For the Fiscal Year ended May 31, 2025 the Company generated $3,163,772 in revenue. We are just at the beginning of our commercialization efforts which we expect to improve during the current fiscal year.

Operating Expenses

Operating expenses for the Fiscal Year ended May 31, 2025 totaled $7,449,147. Operating expenses included salary expenses of $3,774,033, professional fees of $859,088 marketing expenses of $2,044,903, and office and general expenses, development expenses for our app and expenses relating to a project feasibility studies.

Net Loss

Net loss from operations after income taxes and foreign currency translation loss was $7,084,463 during the Fiscal Year ended May 31, 2025. Again, this was as a result principally of the loss of investment related to Silviculture.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Fiscal Year Ended May 31, 2025
Cash used in operating activities	$(6,498,943)
Cash from financing activities	$4,561,300
Cash from (used in) investing activities	$(2,543)
Change in cash during the period	$(1,940,186)
Effect of exchange rate change	$30,868
Cash, beginning of period	$2,675,400
Cash, end of period	$704,346

As of May 31, 2025, the Company had $7,325,111 in current assets.

To date, the Company has financed its operations through equity sales.

During the year ended May 31, 2025, the Company sold 1,926,742 shares at $.90 per share for total proceeds of $1,712,099.

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

Capital Expenditures

As of May 31, 2025 we had capital expenditures of $2,543.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has generated $3,575,829 in revenues from its business operations and has incurred operating losses since inception of $11,990,833. As of May 31, 2025, the Company has working capital of ($(1,902,607). The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Karbon-X Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karbon-X Corp. (“the Company”) as of May 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended May 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2022. Spokane, Washington
September 15, 2025

KARBON-X CORP.

Consolidated Balance Sheets

	May 31, 2025	May 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$704,346	$2,675,400
Accounts receivable, net	1,782	120,284
Inventories, net	99,644	316,738
Prepaid expenses and other current assets	865,674	1,000
Deposits	23,815	-
Investments in equity securities	301,260	-
Securities receivables	3,789,651	-
Total current assets	5,786,172	3,113,422

Property and equipment, net	6,132	6,918
Right of use asset, net	503,091	316,519
Other assets	10,683	12,351
Internally developed software, net	473,895	521,372
Total assets	$6,779,972	$3,970,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,091,701	$127,219
Deferred Revenue	3,864,080	-
Short term loan	-	36,500
Stock payable	-	630,000
Payroll liabilities	21,146	24,104
Convertible notes payable, net of discounts	2,301,666	-
Convertible notes – interest payable	181,353	-
Embedded Derivative	168,358	-
Current portion of lease liabilities	60,475	21,945
Total current liabilities	7,688,779	839,767
Non-current portion of lease liabilities	460,266	302,557
Total liabilities	$8,149,045	$1,142,325

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 81,992,857 and 82,174,750 shares issued and outstanding as of May 31, 2025 and May 31, 2024, respectively.	81,994	82,176
Additional Paid-in capital	10,563,140	7,675,826
Accumulated deficit	(11,990,833)	(4,937,342)
Accumulated other comprehensive gain (loss)	(23,374)	7,597
Total shareholders’ equity	(1,369,973)	2,828,257
Total liabilities and shareholders’ equity	$6,779,972	$3,970,582

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended	For the Year Ended
	May 31, 2025	May 31, 2024
Operations
Total revenue	$3,163,772	$412,057
Cost of revenue	2,362,305	356,103
Gross profit	801,467	55,954

Marketing expenses	2,044,903	176,476
Salaries and wages	3,774,034	754,286
Professional fees	859,088	252,064
Other operating expenses	771,123	384,215
Total operating expenses	7,449,148	1,567,041

Loss from Operations	(6,647,681)	(1,511,087)

Interest income (expense)	(339,204)	(41,606)
Gain(loss) on investment	-	(1,191,890)
Gain (loss) on change in fair value of derivative liabilities	(72,927)	-
Other income (expenses)	6,320	-
Net loss before income taxes	(7,053,492)	(2,744,583)
Federal income tax expense	-	-
Net loss	(7,053,492)	(2,744,583)

Other comprehensive loss
Foreign currency translation gain (loss)	(30,971)	11,383
Total comprehensive loss	(7,084,463)	(2,733,200)

Earnings Per Share
Weighted average basic and diluted shares outstanding	83,559,068	77,165,230
Basic and fully diluted loss per share	$(0.08)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended May 31, 2025 and 2024

	Common stock		Additional paid-in	Shares to	Retained earnings	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	capital	be issued	(deficit)	profit (loss)	Equity
Balance at May 31, 2023	72,579,000	$72,579	$2,638,532	1,750,000	$(2,192,106)	$(3,786)	$2,265,219
Shares to be issued for investment				375,000			375,000
Issuance of shares for cash and warrants, net	6,895,750	6,897	4,318,827	-	-	-	4,325,724
Issuance of shares as compensation	2,500,000	2,500	622,500	(625,000)	-	-	-
Issuance of share upon convertible loan	200,000	200	99,800	-	-	-	100,000
Offering expenses			(3,833)				(3,833)
Write off investment in Silviculture				(1,500,000)			(1,500,000)
Net income (loss)	-	-	-	-	(2,744,583)		(2,744,583)
Foreign currency translation	-	-	-	-	(653)	11,383	10,730
Balance at May 31 , 2024	82,174,750	82,176	7,675,826	-	(4,937,342)	7,597	2,828,257
Issuance of shares for cash, net	1,926,742	1,927	1,707,510				1,709,437
Issuance of shares for warrants	7,429	7	(7)				-
Issuance of shares as compensation	288,590	289	155,276				155,565
Issuance of share upon convertible loan	407,471	407	549,504				549,911
Option compensation expense			472,219				472,219
Cancelled shares	(2,812,125)	(2,812)	2,812				-
Net income (loss)					$(7,053,492)	$-	$(7,053,492)
Foreign currency translation					-	(30,971)	$(30,971)
Balance at May 31,2025	81,992,857	$81,994	$10,563,140	-	$(11,990,834)	$(23,374)	$(1,369,075)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Cash Flow

	For the Year Ended	For the Year Ended
	May 31, 2025	May 31, 2024
Cash flows from operating activities
Net (loss) income	$(7,053,492)	$(2,744,583)
Adjustments to reconcile net loss to net cash:
Depreciation expense	3,225	2,194
Loss on investment	-	1,191,890
Gain on change in fair value of derivative	168,358	-
Amortization of Right of Use Asset	29,215	(246,996)
Stock based compensation	627,495	-
Changes in operating assets and liabilities:
Sales tax receivable	-	38,376
Accounts receivable	118,502	(113,074)
Marketable securities	(301,260)	-
Stock payable	-	630,000
Securities receivable	(3,789,651)	-
Accounts payable	334,486	32,448
Deferred revenue	3,864,080	-
Other current liabilities	(141,896)	39,082
Inventory	217,094	(235,988)
Prepaid expenses	(888,489)	58,767
Payments made on operating lease	196,239	254,587
Other current assets	(166,641)	(4,837	) )
Cash used in operating activities	(6,498,943)	(1,098,134)

Cash flows from investing activities
Acquisition of property and equipment	(2,543)	-
Cash paid for equity method investment	-	(802,407)
Cash paid for software development	-	-
Cash used in investing activities	(7,847)	(802,407)

Cash flows from financing activities
Proceeds from short term loan	-	36,500
Proceeds from convertible notes	2,993,392	-
Debt discount on convertible notes	(141,529)	-
Proceeds from issuance of shares and warrants	1,709,437	4,321,891
Cash provided by financing activities	4,561,300	4,358,391

Effect of translation changes on cash	(30,868)	10,730

Change in cash and cash equivalents	(1,971,054)	2,468,580
Cash, beginning of period	2,675,400	206,820
Cash, end of period	$704,346	$2,675,400

Non cash investing and financing activities
Write off of Investment in Silviculture investment	$-	$(1,500,000)
Issuance of shares upon convertible loan	549,911	-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

May 31, 2025

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

Going concern

To The Company has recently began significant revenue generation from its business operations and has incurred operating losses since inception of $11,990,833.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable represent amounts due from customers for goods or services provided by the Company. Accounts receivable are recorded at the invoiced amount, net of allowance of $0 and $0 as of May 31, 2025 and 2024, respectively.

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

Investments

The Company accounts for investments with a 20% to 50% ownership and a significant but not controlling influence as equity method investments. Investments with a greater than 50% ownership and a controlling influence are accounted for using the consolidation method. The Company assesses the potential impairment of equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The Company has accounted for its investment in Silviculture Systems using the equity method and its investment in its subsidiary Karbon-X Project, Inc using the consolidation method.

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

Other than the derivative liabilities presented below, the carrying amount of the Company’s financial assets and liabilities approximate their fair values.

The Company measures certain financial instruments at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. As of May 31, 2025, the Company evaluated the conversion features embedded in certain convertible promissory notes and determined that they represent derivative liabilities requiring bifurcation under ASC 815-15.

The Company uses valuation methods to estimate the fair value of the derivative liabilities associated with its convertible notes. The model incorporates significant unobservable inputs, including:

•	Expected stock price volatility
•	Risk-free interest rates
•	Estimated time to maturity
•	Probability of uplisting
•	Expected trading volumes

Because these inputs are unobservable and require significant management judgment, the Company has classified the derivative liabilities as Level 3 in the fair value hierarchy.

The following table summarizes the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of May 31, 2025:

	Level 1	Level 2	Level 3	Total
Derivative liabilities – convertible notes	-	-	$168,358	$168,358
Other financial instruments	-	-	-	-
Total Embedded Derivatives	-	-	$168,358	$168,358

The following table summarizes the changes in Level 3 derivative liabilities measured at fair value on a recurring basis.

May 31, 2025
Balance at beginning of period	-
Purchases / issuances	275,419
Total (gains) losses recognized in earnings	54,831
Settlements (net)	(179,666)
Change in unrealized (gains) losses included in earnings for instruments still held at period end	18,116
Balance at end of period	168,358

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

Warrants and Options

There is estimation uncertainty with respect to selecting inputs to the Black-Sholes model used to determine the fair value of warrants (Note 7) and options (Note 10).  These inputs include the stock price of $0.9 - $0.75,  exercise price of $0.75, time to maturity of two - five years, annual risk-free interest rate ranging from 4.33% - 4.74%, and annualized volatility ranging from 1,294.9% - 1,279.3%.

The above estimates and assumptions are reviewed regularly. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Significant Estimates

Significant estimates applied in the preparation of these financial statements include the estimated useful lives of property and equipment, the inputs used in the valuation of embedded derivatives on convertible notes. share volatility and estimated life of options and warrants in determining their fair value as well as the expected potential for the realization of deferred tax assets in determining the amount of the valuation allowance thereto.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2025, potential dilutive securities of approximately 6,663,148 shares had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Our Chief Operating Decision Maker, Chad Clovis, Chief Executive Officer, President, and Director, reviews financial information and allocates resources on a consolidated basis. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

The Company is in the process of evaluating the impact these recently issued accounting standards will have on the Company’s financial statements.

Note 2 – Prepaid Expenses

As of May 31, 2025 and May 31, 2024, prepaid expenses consisted of the following:

Description	May 31, 2025	May 31, 2024
Advertising & Promotional Agreement	$179,532	$-
Prepaid inventory	636,563	-
Other Prepaids	49,580	1,000
Total	$865,674	$1,000

Note 3 – Inventory

Inventory as of May 31, 2025 and May 31, 2024, consisted of the following:

Description	May 31, 2025	May 31, 2024
Carbon Credit Inventory	$99,644	$316,738
Total	$99,644	$316,738

Carbon credit inventory represents carbon credits currently held for sale and are stated at the lower of cost or market.

Note 4 - Property and Equipment

The amount of property and equipment as of May 31, 2025 and May 31, 2024, consisted of the following:

Description	May 31, 2025	May 31, 2024
Furniture and fixtures	$9,076	$6,589
Computer and equipment	3,664	3,695
Total property cost	$12,741	$10,284
Accumulated depreciation	(6,608)	(3,366)
Property and equipment, net	$6,132	$6,918

The Company did not purchase significant property, plant and equipment for the year ended May 31, 2025. Depreciation expense for the year ended May 31, 2025 was $3,225.

Note 5 – Convertible Notes

As of May 31, 2025, Karbon-X Corp. issued convertible promissory notes totaling USD $2,443,195 to multiple investors as part of its capital-raising efforts. The notes bear simple interest at a rate of 10% per annum - quarter, and have maturity terms of 1  year or less.

During the year ended, May 31, 2025, two notes of principal $350,000 and interest of 16,724 were converted into 404,471 shares at $0.90/share.

The Company recorded discounts of $141,529, interest expense and discount amortization related to convertible notes of $372,071 and loss on change in fair value of derivatives of $72,927 for the year ended May 31, 2025.

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

2.	The notes range from $0.50 - $0.90 per share.

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

As of May 31, 2025, the Company owed principal of $2,443,195, net of discounts of $333,334, accrued interest of $118,853, and embedded liabilities of $59,325.

Note 6 – Shareholders’ Equity

During the year ended May 31, 2025, Karbon-X Corp completed following private placement pursuant to Rule 506(c) of the Securities Exchange Act of 1934, as amended.

During the year ended May 31, 2025, the Company sold 1,926,742 shares at $0.90 per share for total proceeds of $1,712,099.

On March 31, 2025, the Company converted a loan for $350,000 principal and $16,724 interest into 407,471 shares at a price of $0.90 per share.

On March 31, 2025, the Company issued 57,875 shares at $2.04 per share for compensation of $118,007.

On May 22, 2025, the Company converted 360,000 options related to its stock option plan into 205,715 shares via a cashless exercise.

On May 15, 2025, 10,400 warrants were exercised in a cashless exercise for 7,429 shares.

Note 7 – Warrants

During the year ended May 31, 2024, the Company issued 10,400 warrants in connection with one private placement. Each warrant entitles the holder to acquire one common share of the Corporation at an exercise price of $0.50 with a two year term. The 10,400 units of warrants and shares were issued as a commission fee valued at $2,236. Additionally, the Company had 830,000 expired warrants and 2,990,000 exercised warrants at an average price of $0.75 during the same period. During the year ended May 31, 2025, these warrants were exercised in a cashless exercise for 7,429 shares.

A detail of warrant activity for the year ended May 31, 2025 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2023	4,140,000	$0.75	0.83
Exercised	(2,990,000)	0.75	-
Granted	10,400	0.75	1.13
Expired	(830,000)	0.75	-
Cancelled

Outstanding May 31, 2024	330,400	$0.63	0.63
Exercised	(10,400)	0.50	-
Granted
Expired	(320,000)
Cancelled
Outstanding May 31, 2025	-	-	-

Note 8 – Investments

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

As of May 31, 2025, the fair market value (FMV) of New Pubco shares was USD $0.49 per share. In compliance with ASC 321, the Company marked the investment to fair value, resulting in the following adjustments:

•	The fair value of investments was at the current market price of $0.49 per share.

•

To address the difference between the contractual price and the current market price, Karbon-X recorded a securities receivable for the true-up portion guaranteed under the agreements. The true-up provision ensures that the Company will be made whole if the market value of the shares remains below the contracted value during the adjustment period. As of May 31, 2025, no additional shares have been issued under these provisions.

As of May 31, 2025, the balances were as follows:

Description	Balance (USD)
Investments in Equity Securities	$301,260
Securities Receivable	$3,789,651
Total Value	$4,090,911

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

 Note 9 – Internally Developed Software

In accordance with ASC 350-40, the Company has capitalized internally developed software for its development of a mobile application. The software completed its application development stage and all related costs as of March 1, 2025 and any additional costs since then are being expensed as incurred. The software has been completed and placed into service; the Company began amortizing the software over its estimated useful life of three years on March 1, 2025.

As of May 31, 2025 and May 31, 2024, the Company has capitalized internally developed software of $473,895 and $521,372, respectively.  The Company recorded amortization expense of $43,081 and $0 for the years ended May 31, 2025 and 2024, respectively.  The decrease in value is primarily attributed to amortization over the asset’s useful life, other changes in value are the result of the impact of cumulative translation adjustments (CTA) resulting from the remeasurement of foreign currency values to USD.

Note 10 - Stock Option Plan

Description of the Plan

The Company has adopted the 2024 Employees', Directors', Officers', and Consultants' Stock Option Plan (the "Plan") on May 16, 2024, which authorizes the issuance of options to purchase up to 5,000,000 shares of common stock. The Plan was amended to authorize the issuance of options to purchase up to 15,000,000 shares of common stock. The Plan is designed to attract, retain, and motivate employees, directors, officers, and consultants by providing them with an opportunity to acquire a proprietary interest in the Company.

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

Plan Duration

The Plan became effective upon adoption by the Board of Directors and options may not be granted after December 31, 2026.

Activity Under the Plan

As of May 31, 2025, the following activity has occurred under the Plan, which started in second quarter of this fiscal year :

Description	Number of Shares	Weighted Average Exercise Price	Weighted average remaining life (in years)
Options Authorized	15,000,000
Options Granted	4,612,000	$0.79	5.00
Options Exercised	360,000	$0.79
Options Forfeited	(25,125)	$0.75
Options Outstanding	4,226,875	$0.79	4.25
Options Vested	1,596,850	$0.79	4.00
Options Unvested	2,630,025	$0.79	4.30

As of May 31, 2025, the intrinsic value of the 4,226,875 outstanding options was $1,183,525.

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

Stock-Based Compensation Expense

For the year ended May 31, 2025, the Company recognized stock-based compensation expense of USD $472,219.

Note 11 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. A valuation allowance is established when, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Given the Company’s history of operating losses and negative evidence outweighing positive evidence, the Company has recorded a full valuation allowance against its net deferred tax assets. Accordingly, no income tax expense (benefit) has been recognized for the years presented.

Components of loss before income taxes were as follows:

	May 31, 2025	May 31, 2024
Domestic	(2,108,311)	(1,589,940)
Foreign	(4,041,647)	(1,154,643)
Total	(6,149,958)	(2,744,583)

The provision for income taxes consisted of:

	May 31, 2025	May 31, 2024
Federal	-	-
State	-	-
Foreign	-	-
Total income tax expense (benefit)	-	-

	May 31, 2025	May 31, 2024
Deferred tax assets:
Net operating loss carryforwards	(2,328,333)	(1,036,842)
Valuation allowance	(2,328,333)	(1,036,842)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred tax asset (liability) recognized	-	-

As of May 31, 2025, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $11,087,300 and $4,937,342, respectively. Federal NOLs generated in tax years beginning after December 31, 2017 do not expire and are available to offset up to 80% of taxable income in future years. The Company had no unrecognized tax benefits as of May 31, 2025 or May 31, 2024 and does not expect a significant change in unrecognized tax benefits within the next 12 months.

Note 12 – Commitments and Contingencies

Legal Proceedings

In February 2024, Karbon-X were notified of a former employee filing a lawsuit against the company for wrongful termination. The Company is currently counter-suing and is expecting to prevail.

Operating Leases

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $167,086 and $28,430 for the years ended May 31, 2025 and 2024, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in April 2024 with a term of five years.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at May 31, 2025 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS UNDER OPERATING LEASES	Total
Calendar Year Ended
2025	$46,356
2026	116,092
2027	123,348
2028	125,767
2029	128,185
Thereafter	54,418
Total lease payment	594,168
Less: Imputed interest	(73,427)
Operating lease liabilities	520,741

Operating lease liability - current	60,475
Operating lease liability - non-current	$460,266

SCHEDULE OF OTHER SUPPLEMENTAL INFORMATION UNDER OPERATING LEASE
Weighted average discount rate	5.00%
Weighted average remaining lease term (years)	5.08

Note 13 – Subsequent Events

On June 1, 2025, the Company entered into an Asset Purchase Agreement with Allcot AG to acquire specified assets (including certain subsidiary shares, intellectual property, database, project pipeline, and contract rights) for cash consideration of $350,000. The Company expects to account for the transaction as an asset acquisition under ASC 805; valuation is ongoing and the financial effects are not yet reasonably estimable.

The Company converted four convertible notes in August 2025 of principal $2,193,195 and accrued interest of $117,329 into 4,749,156 shares at conversion prices ranging from $0.45 - $0.90.

On August 5, 2025, the Company issued a $3.5 million unsecured convertible note to Hedera Foundation SECZ bearing simple interest of 10% per quarter. The note is convertible at the greater of 90% of the 20-day VWAP or $0.90 per share with a maturity of one year or less.

In July 2025, the Company issued a $125,000 note and the note was repaid in August 2025.

In August 2025, due to a supplier issue, $1,276,800 in deferred revenue was refunded to a customer, we are in negotiations with this customer to recommence this contract at a similar price.

Effective July 29, 2025, Christopher Mulgrew is no longer Chief Financial Officer of the Company and Adriana Ebell was appointed Acting Chief Financial Officer.

The Company evaluated subsequent events through September 15, 2025 and identified no other events requiring recognition or additional disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2025 under Rules 13a-15(e) and 15d-15(e).

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control — Integrated Framework. Based on this evaluation, our management concluded that, as of May 31, 2025, our internal controls over financial reporting were not effective due to material weaknesses arising from limited accounting personnel, which results in insufficient segregation of duties and inadequate review controls over complex and non-routine transactions.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The table below reflects the Company's executive officers and directors. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director. The address for each such officer and director is 6575 West Loop South, Suite 500, Bellaire, TX 77401.

Name	Age	Positions and Offices

Chad Clovis	46	Chief Executive Officer, President and Director
Brett Hull	61	Director
Justin Bourque	44	Director

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

Item 11. Executive Compensation

Summary Compensation Table

Compensation Discussion and Analysis

Executive Officer and Director Compensation of the Company

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and any other employees earning over $100,000 per year for May 31, 2024 and May 31, 2025. No restricted stock awards, long-term incentive plan payout or other types of compensation were paid to these executive officers during that period.

Name	Year	Fees Earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Chad Clovis	2024	$180,250						$180,250
	2025	$396,076	70,751				72,750	539,577
Christopher Mulgrew	2024	$-	-	-	-	-	-	-
	2025	$282,077	47,312	-	-	-	49,312	378,701

Employment Agreements

On September 16, 2024 the Company entered into an employment contract with Chad Clovis as President of Karbon-X Project. Pursuant to the contract Mr. Clovis is paid an annual salary of $450,000.

Equity Compensation Plans

On June 24, 2024 the Company adopted the 2024 Employees’ Directors’ Officers’ and Consultants’ Stock Option Plan. Which authorizes the Company to issue up to 5,000,000 options to purchase common stock at a price, term and vesting as determined by the Board of Directors.  The plan was amended to authorize the issuance of up to 15,000,000 options to purchase common stock.  Also on June 24, 2024 the Company issued 2,105,000 options to employees and officers exercisable for five years at an exercise price of $0.75 per share.

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

After the acquisition of Karbon-X Project, the following table represents a list of the principal stockholders:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Stock

Common Stock	Chad Clovis, Chief Executive Officer, President and Director (1)	16,500,000	20.4%
Common Stock	CM Equity AG	5,000,000	6.21%
Common Stock	Morsevo Trading, Inc	4,662,125	5.8%
Common Stock	Hummingbird Trust	4,225,000	5.2%
Common Stock	Tyler Skinner	4,708,334	5.8%
Common Stock	CBKT Ventures	4,074,250	5.0%
Common Stock	Brett Hull, Director	152,777	0.2%
Common Stock	Justin Bourque, Director	111,110	0.1%
Common Stock	All directors and officers as a group (4 persons)	16,763,887	20.8%

(1)	Consists of 14,500,000 shares held directly by Mr. Clovis and 2,000,000 shares held by Jennifer Clovis, who is the spouse of Mr. Clovis.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended May 31, 2025 and 2024, for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were: $67,099 and $46.700, respectively.

Audit Related Fees

Consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. These fees amounted to $0 for May 31, 2025 and 2024, respectively.

Tax Fees

Consists of all services performed by a principal accountant’s tax division except those related to the audit. Typical services include tax compliance, tax planning, and tax advice. Tax compliance services generally include preparation of original and amended tax returns as well as claims for tax refunds. Tax planning and tax advice services would include, but are not limited to, assistance with tax audits and appeals, requests for tax rulings, and tax planning related to mergers and acquisitions. These fees amounted to $0 for May 31, 2025 and 2024, respectively.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending May 31, 2025. Audit-related fees and all other fees, if any, were approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

The following Exhibits are included herein:

Exhibit No.	Description
3.1	Articles of lncorporation of Cocoluv, Inc. dated September 13, 2017.
3.2	Articles of Amendment of Cocoluv, Inc. April 22, 2022
3.3	Bylaws
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

10.5	Karbon-X Corp. 2024 Employees, Officers’, Directors’ and Consultants’ Stock Option Plan, as amended
10.6	Joint Venture Agreement dated November 14, 2022 among Karbon-X Project, Silviculture Systems Corp. and 4EverForest Foundation.
10.7	Joint Venture Partnership Agreement dated August 2023, among Karbon-X Corp., Metis Settlements Development Corporation, and sokan Generational Developments Ltd.,
10.8	Acquisition Agreement dated May 31, 2023 among Karbon-X Project, Silviculture Systems Corp. and 4EverForest Foundation.
10.9	Carbon Credit Purchase Agreement effective as of October 14, 2024 between Karbon-X Corp. and Devvstream Holdings, Inc.
10.10

Asset Purchase Agreement between Karbon-X Corp. and Allcot AG dated as of May 14, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s filing on Form 8-K filed with the Securities and exchange Commission on June 30, 2025.

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

Karbon-X Corp.

September 15, 2025	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer (principal executive officer and principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 15, 2025	/s/ Chad Clovis
Chad Clovis, Director
and Chief Executive Officer

Date: September 15, 2025	/s/ Adriana Ebell
Adriana Ebell Acting Chief Financial Officer

Date: September 15, 2025	/s/ Brett Hull
Brett Hull, Director

Date: September 15, 2025	/s/ Justin Bourque
Justin Bourque, Director

