Form 10-K/A
period 2025-05-31
Karbon-X Corp.
filed 2025-09-17
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

At September 12, 2025, the registrant had 86,973,148 shares of common stock issued and outstanding, of which 14,028,933 shares of common stock issued and outstanding were held by officers and directors, valued at $9,118,806

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended May 31, 2025, filed with the Securities and Exchange Commission on September 15, 2025 (the “Original Report”), is being filed solely to add exhibits that were inadvertently omitted from the Original Report, including the Company’s Inline XBRL exhibits.

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

Fiscal year ended May 31, 2025

For the Fiscal Year ended May 31, 2025 the Company generated $3,163,772 in revenue from its business operations and incurred a net loss of $7,053,491. As of May 31, 2025, the Company had working capital of $(1,902,607).

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

Going Concern

To date the Company has generated $3,575,829 in revenues from its business operations and has incurred operating losses since inception of $11,990,834. As of May 31, 2025, the Company has working capital of ($(1,902,607). The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

KARBON-X CORP.

Consolidated Balance Sheets

	May 31, 2025	May 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$704,346	$2,675,400
Accounts receivable, net	1,782	120,284
Inventories, net	99,644	316,738
Prepaid expenses and other current assets	865,674	1,000
Deposits	23,815	-
Investments in equity securities	301,260	-
Securities receivables	3,789,651	-
Total current assets	5,786,172	3,113,422

Property and equipment, net	6,132	6,918
Right of use asset, net	503,091	316,519
Other assets	10,682	12,351
Internally developed software, net	473,895	521,372
Total assets	$6,779,972	$3,970,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,091,701	$127,219
Deferred Revenue	3,864,080	-
Short term loan	-	36,500
Stock payable	-	630,000
Payroll liabilities	21,146	24,104
Convertible notes payable, net of discounts	2,301,666	-
Convertible notes – interest payable	181,353	-
Embedded Derivative	168,358	-
Current portion of lease liabilities	60,475	21,945
Total current liabilities	7,688,779	839,768
Non-current portion of lease liabilities	460,266	302,557
Total liabilities	$8,149,045	$1,142,325

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 81,992,857 and 82,174,750 shares issued and outstanding as of May 31, 2025 and May 31, 2024, respectively.	81,994	82,176
Additional Paid-in capital	10,563,141	7,675,826
Accumulated deficit	(11,990,834)	(4,937,342)
Accumulated other comprehensive gain (loss)	(23,374)	7,597
Total shareholders’ equity	(1,369,973)	2,828,257
Total liabilities and shareholders’ equity	$6,779,972	$3,970,582

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended	For the Year Ended
	May 31, 2025	May 31, 2024
Operations
Total revenue	$3,163,772	$412,057
Cost of revenue	2,362,305	356,103
Gross profit	801,467	55,954

Marketing expenses	2,044,903	176,476
Salaries and wages	3,774,034	754,286
Professional fees	859,088	252,064
Other operating expenses	771,123	384,215
Total operating expenses	7,449,148	1,567,041

Loss from Operations	(6,647,681)	(1,511,087)

Interest income (expense)	(339,204)	(41,606)
Gain(loss) on investment	-	(1,191,890)
Gain (loss) on change in fair value of derivative liabilities	(72,927)	-
Other income (expenses)	6,320	-
Net loss before income taxes	(7,053,492)	(2,744,583)
Federal income tax expense	-	-
Net loss	(7,053,492)	(2,744,583)

Other comprehensive loss
Foreign currency translation gain (loss)	(30,971)	11,383
Total comprehensive loss	(7,084,463)	(2,733,200)

Earnings Per Share
Weighted average basic and diluted shares outstanding	83,559,068	77,165,230
Basic and fully diluted loss per share	$(0.08)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended May 31, 2025 and 2024

	Common stock		Additional paid-in	Shares to	Retained earnings	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	capital	be issued	(deficit)	profit (loss)	Equity
Balance at May 31, 2023	72,579,000	$72,579	$2,638,532	1,750,000	$(2,192,106)	$(3,786)	$2,265,219
Shares to be issued for investment				375,000			375,000
Issuance of shares for cash and warrants, net	6,895,750	6,897	4,318,827	-	-	-	4,325,724
Issuance of shares as compensation	2,500,000	2,500	622,500	(625,000)	-	-	-
Issuance of share upon convertible loan	200,000	200	99,800	-	-	-	100,000
Offering expenses			(3,833)				(3,833)
Write off investment in Silviculture				(1,500,000)			(1,500,000)
Net income (loss)	-	-	-	-	(2,744,583)		(2,744,583)
Foreign currency translation	-	-	-	-	(653)	11,383	10,730
Balance at May 31, 2024	82,174,750	82,176	7,675,826	-	(4,937,342)	7,597	2,828,257
Issuance of shares for cash, net	1,926,742	1,927	1,707,511				1,709,438
Issuance of shares for warrants	7,429	7	(7)				-
Issuance of shares as compensation	288,590	289	155,276				155,565
Issuance of share upon convertible loan	407,471	407	549,504				549,911
Option compensation expense			472,219				472,219
Cancelled shares	(2,812,125)	(2,812)	2,812				-
Net income (loss)					$(7,053,492)	$-	$(7,053,492)
Foreign currency translation					-	(30,971)	$(30,971)
Balance at May 31, 2025	81,992,857	$81,994	$10,563,141	-	$(11,990,834)	$(23,374)	$(1,369,073)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Cash Flow

	For the Year Ended	For the Year Ended
	May 31, 2025	May 31, 2024
Cash flows from operating activities
Net (loss) income	$(7,053,492)	$(2,744,583)
Adjustments to reconcile net loss to net cash:
Depreciation expense	3,225	2,194
Loss on investment	-	1,191,890
Gain on change in fair value of derivative	168,358	-
Amortization of Right of Use Asset	29,215	(246,996)
Stock based compensation	627,495	-
Changes in operating assets and liabilities:
Sales tax receivable	-	38,376
Accounts receivable	118,502	(113,074)
Marketable securities	(301,260)	-
Stock payable	-	630,000
Securities receivable	(3,789,651)	-
Accounts payable	334,486	32,448
Deferred revenue	3,864,080	-
Other current liabilities	141,896	39,082
Inventory	217,094	(235,988)
Prepaid expenses	(888,489)	58,767
Payments made on operating lease	196,239	254,587
Other current assets	(166,641)	(4,837	) )
Cash used in operating activities	(6,498,943)	(1,098,134)

Cash flows from investing activities
Acquisition of property and equipment	(2,543)	-
Cash paid for equity method investment	-	(802,407)
Cash paid for software development	-	-
Cash used in investing activities	(7,847)	(802,407)

Cash flows from financing activities
Proceeds from short term loan	-	36,500
Proceeds from convertible notes	2,993,392	-
Debt discount on convertible notes	(141,529)	-
Proceeds from issuance of shares and warrants	1,709,437	4,321,891
Cash provided by financing activities	4,561,300	4,358,391

Effect of translation changes on cash	(30,868)	10,730

Change in cash and cash equivalents	(1,971,054)	2,468,580
Cash, beginning of period	2,675,400	206,820
Cash, end of period	$704,346	$2,675,400

Non cash investing and financing activities
Write off of Investment in Silviculture investment	$-	$(1,500,000)
Issuance of shares upon convertible loan	549,911	-

Supplemental disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Going concern

The Company has recently began significant revenue generation from its business operations and has incurred operating losses since inception of $11,990,834.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See “Item 14. Principal Accounting Fees and Services.”

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

Family Relationships

None

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended May 31, 2024, all forms required, if any, were filed with the SEC by such reporting persons.

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

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

The following Exhibits are included herein:

Exhibit No.	Description
3.1*	Articles of lncorporation of Cocoluv, Inc. dated September 13, 2017.
3.2*	Articles of Amendment of Cocoluv, Inc. April 22, 2022
3.3*	Bylaws
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

10.5*	Karbon-X Corp. 2024 Employees, Officers’, Directors’ and Consultants’ Stock Option Plan, as amended
10.6*	Joint Venture Agreement dated November 15, 2022 among Karbon-X Project, Silviculture Systems Corp. and 4EverForest Foundation.
10.7*	Joint Venture Partnership Agreement dated August 2023, among Karbon-X Corp., Metis Settlements Development Corporation, and Asokan Generational Developments Ltd.,
10.8*	Acquisition Agreement dated May 31, 2023 among Karbon-X Project, Silviculture Systems Corp. and 4EverForest Foundation.
10.9*	Carbon Credit Purchase Agreement effective as of October 14, 2024 between Karbon-X Corp. and Devvstream Holdings, Inc.
10.10

Asset Purchase Agreement between Karbon-X Corp. and Allcot AG dated as of May 14, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s filing on Form 8-K filed with the Securities and exchange Commission on June 30, 2025.

21.1*	List of Subsidiaries
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No 1 to the Company’s Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Karbon-X Corp.

Date: September 16, 2025	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer (principal executive officer and principal financial officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 16, 2025	/s/ Chad Clovis
Chad Clovis, Director
and Chief Executive Officer

Date: September 16, 2025	/s/ Adriana Ebell
Adriana Ebell Acting Chief Financial Officer

Date: September 16, 2025	/s/ Brett Hull
Brett Hull, Director

Date: September 16, 2025	/s/ Justin Bourque
Justin Bourque, Director

