Form 10-Q
period 2025-08-31
Karbon-X Corp.
filed 2025-10-15
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

Commission File Number 000-56288

KARBON-X CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-2882342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6575 West Loop South, Suite 500 Bellaire, TX 77401

(Address of principal executive offices) (Zip Code)

844-462-3637

(Registrant’s telephone number, including area code)

____________________________________________________________

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

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 13, 2025, there were 87,163,563 shares of common stock issued and outstanding.

Contents

PART 1 FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets at August 31, 2025 (Unaudited) and May 31, 2025	4
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended August 31, 2025, and August 31, 2024 (Unaudited)	5
Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended August 31, 2025, and August 31, 2024 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2025, and August 31, 2024 (Unaudited)	7
Notes to the Consolidated Financial Statements	8

KARBON-X CORP.

Condensed Consolidated Balance Sheets

	August 31, 2025	May 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,358,662	$704,346
Accounts receivable, net	8,012	1,782
Inventories, net	847,017	99,644
Prepaid expenses and other current assets	194,413	865,674
Deposits	8,813	23,815
Investments in equity securities	142,922	301,260
Securities receivables	3,952,752	3,789,651
Total current assets	6,512,591	5,786,172

Property and equipment, net	5,373	6,132
Right of use asset, net	481,823	503,091
Other assets	10,695	10,682
Internally developed software, net	431,316	473,895
Total assets	$7,441,798	$6,779,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$961,910	$1,091,701
Deferred Revenue	2,947,469	3,864,080
Related party loan	80,000	-
Other current liabilities	71,009	-
Payroll liabilities	27,913	21,146
Convertible notes payable, net of discounts	3,481,191	2,301,666
Convertible notes – interest payable	195,001	181,353
Embedded Derivative	351,630	168,358
Receivables financing obligation	161,898	-
Current portion of lease liabilities	80,793	60,475
Total current liabilities	8,358,814	7,688,779
Non-current portion of lease liabilities	428,523	460,266
Total liabilities	8,787,337	8,149,045

Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 86,973,148 and 81,992,857 shares issued and outstanding as of August 31, 2025 and May 31, 2025, respectively.	86,974	81,994
Additional Paid-in capital	13,029,618	10,563,141
Accumulated deficit	(14,587,068)	(11,990,834)
Accumulated other comprehensive gain (loss)	124,937	(23,374)
Total stockholders’ equity	(1,345,539)	(1,369,073)
Total liabilities and stockholders’ equity	$7,441,798	$6,779,972

See notes to condensed consolidated financial statements.

KARBON-X CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	August 31, 2025	August 31, 2024
Operations
Total revenue	$35,658,933	$127,429
Cost of revenue	35,365,064	94,098
Gross profit	293,869	33,331

Marketing expenses	628,540	12,351
Salaries and wages	1,598,649	533,594
Professional fees	107,447	145,273
Other operating expenses	324,298	134,466
Total operating expenses	2,658,934	825,684

Loss from Operations	(2,365,065)	(792,353)

Interest income (expense)	(306,262)	(12,413)
Gain (loss) on change in fair value of derivative liabilities	95,835	-
Other income (expenses)	(20,742)	-
Net loss before income taxes	(2,596,234)	(804,766)
Federal income tax expense	-	-
Net loss	(2,596,234)	(804,766)

Other comprehensive loss
Foreign currency translation gain (loss)	148,311	33,381
Total comprehensive loss	(2,447,923)	(771,385)

Earnings Per Share
Weighted average basic and diluted shares outstanding	82,305,910	81,501,984
Basic and fully diluted loss per share	$(0.03)	$(0.01)

See notes to condensed consolidated financial statements.

KARBON-X CORP.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended August 31, 2025 and 2024

(Unaudited)

Three Months Ended August 31, 2024

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	capital	(deficit)	profit (loss)	Equity
Balance at May 31, 2024	82,174,750	$82,176	$7,675,826	$(4,937,342)	$7,597	$2,828,257
Issuance of shares for cash	1,288,890	1,239	1,091,261	-	-	1,092,500
Net income (loss)				(804,766)	-	(804,766)
Foreign currency translation				-	33,381	33,381
Balance at August 31, 2024	83,463,640	$83,415	$8,767,087	$(5,742,108)	$40,978	$3,149,372

Three Months Ended August 31, 2025

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	capital	(deficit)	profit (loss)	Equity
Balance at May 31, 2025	81,992,857	$81,994	$10,563,141	$(11,990,834)	$(23,374)	$(1,369,073)
Issuance of shares as compensation	110,000	110	94,890	-	-	95,000
Issuance of shares upon conversion of loan	4,870,291	4,870	2,279,278	-	-	2,284,148
Option compensation expense		-	92,309	-	-	92,309
Net income (loss)				(2,596,234)	$-	(2,596,234)
Foreign currency translation					148,311	148,311
Balance at August 31, 2025	86,973,148	$86,974	$13,029,618	$(14,587,068)	$124,937	$(1,345,539)

See notes to condensed consolidated financial statements.

KARBON-X CORP.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	August 31, 2025	August 31, 2024
Cash flows from operating activities
Net (loss) income	$(2,596,234)	$(804,766)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expense	43,347	542
Gain on change in fair value of derivative	(95,835)	-
Amortization of Right of Use Asset	21,842	320,061
Amortization of debt discount	102,182	-
Stock based compensation	187,309	-
Changes in operating assets and liabilities:
Sales tax receivable	-	(4,504)
Accounts receivable	(6,230)	56,181
Marketable securities	158,338	-
Due to related parties	-	(630,000)
Securities receivable	(163,101)	-
Accounts payable	(129,791)	(16,596)
Deferred revenue	(916,611)	-
Other current liabilities	182,377	-
Inventory	(142,280)	(46,155)
Prepaid expenses	686,263	(8,246)
Payments made on operating lease	(11,425)	(328,134)
Cash used in operating activities	(2,679,849)	(1,460,119)

Cash flows from investing activities
Acquisition of carbon projects	(605,093)	-
Cash used in investing activities	(605,093)	-

Cash flows from financing activities
Repayments from short term loan	-	(36,500)
Proceeds from short term loan	49,645	-
Proceeds from related party loan	80,000	-
Proceeds from convertible notes	3,500,000	-
Proceeds from receivables financing obligation	388,800	-
Payments on receivables financing obligation	(226,902)	-
Proceeds from issuance of shares	-	1,092,500
Cash provided by financing activities	3,791,543	1,056,000

Effect of translation changes on cash	147,715	27,565

Change in cash and cash equivalents	654,316	(376,555)
Cash, beginning of period	704,346	2,675,400
Cash, end of period	$1,358,662	$2,298,845

Non cash investing and financing activities
Issuance of shares upon convertible loan principal and interest	2,284,148	-
Derivative recorded for debt discount at inception	279,107

Supplemental disclosures
Cash paid for interest	$54,117	$-
Cash paid for income taxes	$-	$-

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

On June 27, 2025, the Company completed an asset acquisition consisting of a portfolio of carbon-offset projects (the “Projects”). The transaction did not meet the definition of a business combination under ASC 805-10 because the acquired group of assets did not include an integrated set of activities capable of producing outputs. Accordingly, the acquisition has been accounted for as an asset acquisition in accordance with ASC 805-50.  See Note 8 for further discussion.

Going Concern

To date, the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $14,180,370. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  This includes newly formed subsidiaries, Karbon-X Trading LTD, Allcot Limited, Allcot Soluciones España S.L and Allcot X Colombia S.A.S, which are consolidated with the Company and existing subsidiaries, Karbon-X Project, Inc and Karbon-X USA Corp.

 All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of stockholders’ equity and condensed consolidated statement of cash flows of the Company. These consolidated financial statements are presented in the United States dollar and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Accounts Receivable

Accounts receivable represent amounts due from customers for goods or services provided by the Company. Accounts receivable are recorded at the invoiced amount, net of allowance of $0 and $0 as of August 31, 2025 and May 31, 2025, respectively.

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

The Company uses the binomial model to estimate the fair value of the derivative liabilities associated with its convertible notes. The model incorporates significant unobservable inputs, including:

•	Expected stock price volatility
•	Risk-free interest rates
•	Estimated time to maturity
•	Probability of uplisting
•	Expected trading volumes

Because these inputs are unobservable and require significant management judgment, the Company has classified the derivative liabilities as Level 3 in the fair value hierarchy.

The following table summarizes the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of August 31, 2025:

	Level 1	Level 2	Level 3	Total
Derivative liabilities – convertible notes	-	-	$351,630	$351,630
Other financial instruments	-	-	-	-
Total Embedded Derivatives	-	-	$351,630	$351,630

The following table summarizes the changes in Level 3 derivative liabilities measured at fair value on a recurring basis.

August 31, 2025
Balance at beginning of period May 31, 2025	$168,358
Issuances	279,107
Total (gains) losses recognized in earnings	-
Settlements (net)	-
Change in unrealized (gains) losses included in earnings for instruments still held at period end	(95,835)
Balance at end of period August 31, 2025	$351,630

Receivables Financing

The Company has entered into receivables financing arrangements whereby it receives cash advances in exchange for rights to future trade receivables. These transactions do not qualify for sale accounting under ASC 860 and are accounted for as secured borrowings. As such, the receivables remain on the consolidated balance sheet and the related obligations are recorded within “Receivables financing obligation.” The obligations are repaid as the receivables are collected. Related fees are recorded in interest expense.

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

Significant Estimates

Significant estimates applied in the preparation of these financial statements include the estimated useful lives of property and equipment, the inputs used in the valuation of embedded derivatives on convertible notes, share volatility and estimated life of options and warrants in determining their fair value as well as the expected potential for the realization of deferred tax assets in determining the amount of the valuation allowance thereto.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2025, potential dilutive securities of approximately 4,425,000  shares had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

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

Reclassifications

Certain amounts in the comparative periods presented have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the previously reported net income, comprehensive income, total assets, or stockholders' equity.

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

•

Update 2025-05: Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.Effective for fiscal years beginning after December 15, 2025. Early adoption is permitted.

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

The Company is evaluating the impact of the above provisions on its consolidated financial statements

•

Update 2024-02: Codification Improvements—Amendments to Remove References to the Concepts Statements. Effective and adopted for public business entities for fiscal years beginning after December 15, 2024. For all other entities, effective for fiscal years beginning after December 15, 2025. Early application is permitted.

•

Update 2024-01: Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. Effective and adopted for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted.

The Company has adopted the above provisions, which had no material impact on its consolidated financial statements

Note 2 – Prepaid Expenses

As of August 31, 2025 and May 31, 2025, prepaid expenses consisted of the following:

Description	August 31, 2025	May 31, 2025
Advertising & Promotional Agreement	$83,673	$179,532
Prepaid inventory	-	636,562
Other Prepaids	110,740	49,580
Total	$194,413	$865,674

Note 3 – Inventory

Inventory as of August 31, 2025 and May 31, 2025, consisted of the following:

Description	August 31, 2025	May 31, 2025
Carbon Credit Inventory	$105,612	$99,644
Project - Work in progress	741,404	-
Total	$847,017	$99,644

Carbon credit inventory represents carbon credits currently held for sale and are stated at the lower of cost or market.

Work-in-progress represents the costs incurred on projects that are in the process of development and are expected to generate carbon credits in the future. Such costs may include project design, permitting, verification, and other directly attributable expenditures necessary to bring the projects to a stage where credits can be issued. Work-in-progress is carried at cost, and upon certification and issuance of the underlying carbon credits, the related costs are reclassified from work-in-progress to carbon credit inventory.

Note 4 - Property and Equipment

The amount of property and equipment as of August 31, 2025 and May 31, 2025, consisted of the following:

Description	August 31, 2025	May 31, 2025
Furniture and fixtures	$9,087	$9,076
Computer and equipment	3,668	3,664
Total property cost	$12,755	$12,741
Accumulated depreciation	(7,382)	(6,608)
Property and equipment, net	$5,373	$6,132

The Company did not purchase significant property, plant and equipment for the three months ended August 31, 2025 and 2024. Depreciation expense for the three months ended August 31, 2025 was $768.

Note 5 – Convertible Notes

As of August 31, 2025, Karbon-X Corp. issued convertible promissory notes totaling USD $3,750,000 to multiple investors as part of its capital-raising efforts. The notes bear simple interest at a rate of 10% per quarter, and have maturity terms of 1 year or less.

During the three months ended, August 31, 2025, five notes of principal $2,193,195 and interest of $90,954 were converted into 4,870,291 shares at $0.90 - $0.45/share.

The Company recorded discounts of $318,455, interest expense and discount amortization related to convertible notes of $264,416 and gain on change in fair value of derivatives of $95,835 for the three months ended August 31, 2025.

The notes include a conversion feature, allowing the holders to convert the principal and accrued interest into the Company's common stock. Conversion is permitted at the option of the lender at any time after the earlier of:

1.	Twenty-four months from the date of issuance, or

2.	The Company’s listing on OTCQX, Nasdaq, or NYSE.

The conversion price is the lesser of:

1.

80% of the twenty-day weighted average closing price of the Company’s common stock preceding the conversion (but not less than the average of the two notes $0.56 per share), and of the trading day immediately preceding such conversion (but not less than $0.75 per share) or (ii) $0.90 per share.

2.	The notes range from $0.75 - $0.90 per share.

Conversion is further restricted to ensure that no lender converts an amount of the note that would result in owning more than 4.9% of the outstanding common stock at any time.

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

As of August 31, 2025, the Company owed principal of $3,431,545, net of discounts of $318,455, accrued interest of $241,668, and carried embedded liabilities of $351,630.

Note 6 – Investments

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

•	For the Carbon Credit Purchase Agreement, the fair value of the 17,495 shares was recognized as $68,232.

•	For the Carbon Credit Forward Purchase Agreement, the 44,492 shares were valued at $173,520, representing the purchase price of the C-Sink Credits to be delivered in the future.

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

As of August 31, 2025, the fair market value (FMV) of New Pubco shares was USD $2.30 per share. In compliance with ASC 321, the Company marked the investment to fair value, resulting in the following adjustments:

•	The fair value of investments was at the current market price of $2.30 per share.

•

To address the difference between the contractual price and the current market price, Karbon-X recorded a securities receivable for the true-up portion guaranteed under the agreements. The true-up provision ensures that the Company will be made whole if the market value of the shares remains below the contracted value during the adjustment period. As of August 31, 2025, no additional shares have been issued under these provisions.

As of August 31, 2025, the balances were as follows:

Description	Balance (USD)
Investments in Equity Securities	$142,922
Securities Receivable	$3,952,752
Total Value	$4,095,674

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

Note 7 – Internally Developed Software

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

As of August 31, 2025 and May 31, 2025, the Company has capitalized internally developed software of $460,070 and $473,895, respectively.  The Company recorded amortization expense of $43,200 and $0 for the three months ended August 31, 2025 and 2024, respectively.  The decrease in value is primarily attributed to amortization over the asset’s useful life, other changes in value are the result of the impact of cumulative translation adjustments (CTA) resulting from the remeasurement of foreign currency values to USD.

Note 8 — Asset Acquisition and Project Work in Progress

On June 27, 2025, the Company completed an asset acquisition consisting of a portfolio of carbon-offset projects (the “Projects”). The transaction did not meet the definition of a business combination under ASC 805-10 because the acquired group of assets did not include an integrated set of activities capable of producing outputs. Accordingly, the acquisition has been accounted for as an asset acquisition in accordance with ASC 805-50.

Total Cost of Acquisition

The Company paid cash consideration of $314,441 to the sellers and incurred $180,819 of direct legal expenses and $109,833 of due-diligence fees directly attributable to the acquisition. In accordance with ASC 805-50, these transaction costs were capitalized as part of the acquisition cost. The total capitalized cost of the Projects was $605,093.

Nature of Assets Acquired

Management evaluated the nature of the assets acquired and determined that no separately identifiable intangible rights, contractual concessions, or tangible property were transferred other than the underlying in-process project activities. Substantially all economic value acquired relates to carbon-credit production already in progress at the acquisition date, which is expected to result in verified credits upon completion of the remaining verification and issuance procedures. Because the acquired value represents in-process production intended for sale, the total purchase price and capitalized transaction costs have been allocated entirely to Inventory – Project Work in Progress.

Measurement Basis

The Projects are recorded at cost, representing the total consideration transferred and directly attributable acquisition expenditures, consistent with ASC 805-50-30-3. Work-in-progress inventory is subsequently measured at the lower of cost or net realizable value in accordance with ASC 330. No goodwill or other identifiable intangible assets were recognized. Costs incurred after the acquisition that relate directly to continued project development are capitalized as additions to WIP until verified carbon credits are issued, at which time such balances will be reclassified to Inventory – Carbon Credits.

Fair-Value Considerations

Although recorded at cost, management believes the estimated fair value of the acquired Projects exceeds $22 million, based on market-based indications of expected credit issuance volumes and prevailing carbon-credit pricing. The difference between the purchase price and management’s view of fair value primarily reflects the project-specific risks and uncertainties evaluated by market participants at the time of negotiation, including verification timelines, regulatory changes, and potential variability in issuance volumes. In accordance with U.S. GAAP, such fair-value differences are not recognized in the financial statements, and the Projects continue to be carried at their historical cost basis.

Subsequent Developments and Valuation Sensitivity

Management continually monitors market conditions, verification milestones, and registry guidance that could affect the estimated realizable value of the Projects. As each Project progresses toward independent verification and credit issuance, management intends to reassess key assumptions including verified-credit volumes, expected market prices, and discount factors to evaluate whether any indicators of impairment or changes in net realizable value exist. Should verification proceed as anticipated and market pricing remain consistent with current levels, the Company expects the aggregate realizable value of the Projects to approximate or exceed management’s current fair-value estimate. However, adverse developments in regulatory frameworks, verification timing, or market demand for voluntary carbon credits could materially reduce future realized values.

Note 9 – Stockholders’ Equity

During the three months ended August 31, 2025, the Company converted loans of $2,193,195 and interest of $90,954 into 4,870,291 shares at a price of $0.90 - $0.45/share.

During the three months ended August 31, 2025, the Company issued 110,000 shares at $0.90 - $0.50/share for compensation of $95,000.

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

Plan Duration

The Plan became effective upon adoption by the Board of Directors and options may not be granted after December 31, 2026.

Activity Under the Plan

As of August 31, 2025, the following activity has occurred under the Plan, which started in the second quarter of 2024 :

Description	Number of Shares	Weighted Average Exercise Price	Weighted average remaining life (in years)
Options Authorized	15,000,000
Options Granted	4,612,000	$0.79	5.00
Options Exercised	360,000	$0.79
Options Forfeited	(371,625)	$0.75
Options Outstanding	3,880,375	$0.79	4.00
Options Vested	1,543,000	$0.79	3.75
Options Unvested	2,337,375	$0.79	4.05

As of August 31, 2025, the intrinsic value of the 4,226,875 outstanding options was $-.

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

Stock-Based Compensation Expense

For the three months ended August 31, 2025, the Company recognized stock-based compensation expense related to options of USD $101,624.

Note 11 – Commitments and Contingencies

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $67,578 and $8,875 for the three months ended August 31, 2025 and 2024, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in April 2024 with a term of five years.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at August 31, 2025 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS UNDER OPERATING LEASES	Total
Calendar Year Ended
2025	$37,128
2026	116,228
2027	123,492
2028	125,913
2029	128,335
Thereafter	54,482
Total lease payment	585,577
Less: Imputed interest	(76,261)
Operating lease liabilities	509,316

Operating lease liability - current	80,793
Operating lease liability - non-current	$428,523

SCHEDULE OF OTHER SUPPLEMENTAL INFORMATION UNDER OPERATING LEASE
Weighted average discount rate	5.00%
Weighted average remaining lease term (years)	4.93

Note 12 – Subsequent Events

The Company entered into a receivables financing arrangement on September 5, 2025 for receivables of $426,700 at a purchase price of $313,750.

On October 1, 2025, the Company issued 83,332 shares to two directors as compensation.

The Company evaluated subsequent events through October 15, 2025 and identified no other events requiring recognition or additional disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the historical operations and financial statements of Karbon-X Corp. ("Karbon-X" or the "Company") for the three months ended August 31, 2025 and 2024. This discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K/A for the year ended May 31, 2025, filed on September 17, 2025, which provides additional context and details on the Company's financial condition and results of operations.

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

Results of Operations

Unaudited Results for the Three Months Ended August 31, 2025, and 2024

Sales and Revenue

For the three-month period ended August 31, 2025, the Company reported revenue of USD $35,658,933, an increase of 27,883% compared to $127,429 in the same period in 2024. The significant increase in sales was primarily due to selling of carbon credits through its new trading subsidiary.

Operating Expenses

Operating expenses for the three-month period ended August 31, 2025, were $2,658,934, compared to $825,684 in the same period in 2024, representing a 222% increase. The key factors driving this increase were:

•	Marketing Expenses: Investment in customer acquisition and brand-building efforts, including strategic partnerships like the Oilers initiative, resulted in marketing expenses of $628,540, up from $12,351 in the same period in 2024.

•	Salaries and Wages: Increased headcount, subcontractor costs, and wage adjustments contributed to payroll expenses of $1,598,649, a significant rise from $533,594 in the same period in 2024.

•	Professional Fees: Costs related to legal, advisory, and compliance efforts amounted to $107,447, compared to $145,273 in the same period in 2024.

•	Other Operating Expenses: These totaled $324,298, up from $134,466, reflecting the Company’s operational scale-up.

Net Loss from Operations

The operating loss for the three-month period ended August 31, 2025, was $2,596,234, compared to $804,766 in the same period in 2024. While revenue was stable, increased operating expenses offset these gains, as the Company continues to invest heavily in marketing, payroll, and compliance to drive long-term growth.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Three months ended August 31, 2025	Three months ended August 31, 2024
Cash used in operating activities	(2,679,849)	(1,460,119)
Cash used in investing activities	(605,093)	-
Cash from financing activities	3,791,543	1,056,000
Change in cash during the period	(506,601)	(348,990)
Effect of exchange rate change	(147,715)	27,565
Cash, beginning of period	704,346	2,675,400
Cash, end of period	1,358,662	2,298,845

As of August 31, 2025, the Company had USD $6,512,590 in current assets

To date, the Company has financed its operations through equity sales and note issuances.

During June – August 2025, Karbon-X Corp. converted loans for $2,193,195 into 4,870,291 shares at price of $0.90 - $0.45 per share.

Recent Developments

During the three months ended August 31, 2025, the Company strengthened its executive leadership team with the appointment of key hires. Adriana Ebell, a seasoned financial executive with over 23 years of experience, joined the Company as Acting Chief Financial Officer (CFO). In this role, she will oversee the Company’s financial strategy, reporting, and compliance functions, contributing to enhanced financial management and planning as the Company continues its growth trajectory.

This appointment reflect our commitment to building a strong leadership team as we continue to execute on our strategic priorities and drive value for stockholders.

Revenue Growth

•	Q1 2026 revenue surged to $35.7 million, a 27,883% increase compared to $127,429 in Q1 2025.

•	This growth was driven by the successful launch and scaling of Karbon-X’s carbon credit trading subsidiary.

Strategic Capital Formation

•	$3.88 million raised

•	$2.28 million in debt converted to equity, reflecting investor confidence and reducing future interest obligations.

Strengthened Liquidity Position

•	Cash and cash equivalents increased by 93%, from $704,346 at the beginning of the quarter to $1.36 million at quarter-end.

•	Total current assets rose to $6.5 million, up from $5.8 million in the prior quarter.

Asset Acquisition with High Upside

•	Completed a strategic carbon-offset project portfolio acquisition for $605,093.

•	Management estimates the fair market value of acquired projects exceeds $22 million, representing a significant potential return on investment.

Operational Expansion

•	Inventory increased by 750%, from $99,644 to $847,017, reflecting ramp-up in carbon credit production and project development.

Global Impact & Innovation

•	Continued development of NFT-based carbon credit trading platform, enhancing transparency and liquidity in the voluntary carbon market.

Improved Financial Efficiency

•	Company maintained a gross profit of $293,869, up from $33,331 in Q1 2025.

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

Capital Expenditures

As of August 31, 2025, we had no capital expenditures.

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

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of August 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this evaluation, our management concluded that, as of August 31, 2025, our internal control over financial reporting was not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During June – August 2025, Karbon-X Corp. converted loans for $2,193,195 into 4,870,291 shares at price of $0.90 - $0.45 per share.

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

Karbon-X Corp. (Registrant)

Date: October 15, 2025	By:	/s/ Chad Clovis

Chad Clovis Chief Executive Officer and Director (Principal Executive Officer)

Date: October 15, 2025	By:	/s/ Adriana Ebell

Adriana Ebell Acting Chief Financial Officer, (Principal Financial Officer)

