Form 10-Q
period 2025-11-30
Karbon-X Corp.
filed 2026-01-20
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

As of January 19, 2026, there were 88,018,947 shares of common stock issued and outstanding.

2

KARBON-X CORP.

Condensed Consolidated Balance Sheets

	November 30, 2025	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,518,850	$704,346
Accounts receivable, net	5,230,247	1,782
Inventories, net	1,492,692	99,644
Prepaid expenses and other current assets	264,977	865,674
Deposits	1,422	23,815
Investments in equity securities	103,519	301,260
Securities receivables	3,922,717	3,789,651
Total current assets	17,534,424	5,786,172

Property and equipment, net	4,490	6,132
Right of use asset, net	452,054	503,091
Other assets	57,193	10,682
Internally developed software, net	395,249	473,895
Total assets	$18,443,410	$6,779,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,912,484	$1,091,701
Deferred Revenue	2,914,901	3,864,080
Short term loan payable	49,645	-
Related party loan	80,000	-
Other current liabilities	96,383	-
Payroll liabilities	45,447	21,146
Convertible notes payable, net of discounts	4,020,567	2,051,666
Convertible notes – interest payable	501,355	181,353
Embedded Derivative	307,021	168,358
Receivables financing obligation	288,192	-
Current portion of lease liabilities	82,810	60,475
Total current liabilities	15,298,805	7,438,779
Long term debt	4,867,484	-
Long term convertible notes payable	250,000	250,000
Non-current portion of lease liabilities	396,801	460,266
Total liabilities	20,813,090	8,149,045

Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 87,535,809 and 81,992,857 shares issued and outstanding as of November 30, 2025 and May 31, 2025, respectively.	87,537	81,994
Additional Paid-in capital	13,464,396	10,563,141
Accumulated deficit	(16,034,844)	(11,990,834)
Accumulated other comprehensive gain (loss)	113,231	(23,374)
Total stockholders’ equity	(2,369,680)	(1,369,073)
Total liabilities and stockholders’ equity	$18,443,410	$6,779,972

See notes to condensed consolidated financial statements.

KARBON-X CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Operations
Total revenue	$20,847,625	$1,175,060	$56,506,557	$1,302,489
Cost of revenue	18,843,914	644,237	54,208,979	738,335
Gross profit	2,003,711	530,823	2,297,578	564,154

Marketing expenses	683,361	370,488	1,311,901	382,839
Salaries and wages	1,605,992	922,139	3,204,641	1,455,733
Professional fees	377,109	265,570	484,556	410,843
Other operating expenses	206,309	177,684	530,607	312,150
Total operating expenses	2,872,771	1,735,881	5,531,705	2,561,565

Income (Loss) from Operations	(869,060)	(1,205,058)	(3,234,127)	(1,997,411)

Interest income (expense)	(619,936)	928	(926,198)	928
Gain (loss) on change in fair value of derivative liabilities	44,609	-	140,444	-
Other income (expenses)	(3,389)	30,162	(24,131)	30,162
Net loss before income taxes	(1,447,776)	(1,161,555)	(4,044,012)	(1,966,321)
Federal income tax expense	-	-	-	-
Net income (loss)	(1,447,776)	(1,161,555)	(4,044,012)	(1,966,321)

Other comprehensive income
Foreign currency translation gain (loss)	(11,706)	(125,339)	136,605	(91,958)
Total comprehensive income	(1,459,482)	(1,286,894)	(3,907,407)	(2,058,279)

Earnings Per Share
Weighted average basic and diluted shares outstanding	87,249,811	81,737,822	84,778,061	81,619,321
Basic and fully diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

See notes to condensed consolidated financial statements.

KARBON-X CORP.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months and Six Ended November 30, 2025 and 2024

(Unaudited)

Three and Six Months Ended November 30, 2024

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	capital	(deficit)	profit (loss)	Equity
Balance at May 31, 2024	82,174,750	$82,176	$7,675,826	$(4,937,342)	$7,597	$2,828,257
Issuance of shares for cash	1,238,887	1,239	1,091,261	-	-	1,092,500
Net income (loss)				(804,766)	-	(804,766)
Foreign currency translation				-	33,381	33,381
Balance at August 31, 2024	83,413,637	$83,415	$8,767,087	$(5,742,108)	$40,978	$3,149,372
Issuance of shares for cash	155,771	156	138,313	-	-	138,469
Option compensation expense			290,263			290,263
Net income (loss)				(1,161,555)	-	(1,161,555)
Foreign currency translation				-	(125,339)	(125,339)
Balance at November 30, 2024	83,569,408	$83,571	$9,195,663	$(6,903,663)	$(84,361)	$2,291,210

Three and Six Months Ended November 30, 2025

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	capital	(deficit)	profit (loss)	Equity
Balance at May 31, 2025	81,992,857	$81,994	$10,563,141	$(11,990,834)	$(23,374)	$(1,369,073)
Issuance of shares as compensation	110,000	110	94,890	-	-	95,000
Issuance of shares upon conversion of loan	4,870,291	4,870	2,279,278	-	-	2,284,148
Option compensation expense		-	92,309	-	-	92,309
Net income (loss)				(2,596,234)	-	(2,596,234)
Foreign currency translation					148,311	148,311
Balance at August 31, 2025	86,973,148	$86,974	$13,029,618	$(14,587,068)	$124,937	$(1,345,539)
Issuance of shares for cash, net	130,000	130	116,870	-	-	117,000
Issuance of shares as compensation	344,661	345	159,523	-	-	159,868
Issuance of commitment shares	88,000	88	53,952			54,040
Option compensation expense		-	104,433	-	-	104,433
Net income (loss)				(1,447,776)	-	(1,447,776)
Foreign currency translation					(11,706)	(11,706)
Balance at November 30, 2025	87,535,809	$87,537	$13,464,396	$(16,034,844)	$113,231	$(2,369,680)

See notes to condensed consolidated financial statements.

KARBON-X CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	November 30, 2025	November 30, 2024
Cash flows from operating activities
Net (loss) income	$(4,044,012)	$(1,966,321)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expense	79,433	1,242
Gain on change in fair value of derivative	(140,444)	-
Amortization of Right of Use Asset	43,462	290,263
Amortization of debt discount	295,677	-
Stock based compensation	451,609	-
Changes in operating assets and liabilities:
Accounts receivable	(5,228,465)	120,284
Marketable securities	197,741	(581,639)
Securities receivable	(133,066)	(3,434,113)
Accounts payable	5,820,783	(652,103)
Deferred revenue	(949,179)	-
Other current liabilities	342,205	2,549,279
Other assets	(46,511)	245,484
Inventory	(787,955)	243,065
Prepaid expenses	623,090	(179,974)
Payments made on operating lease	(41,130)	-
Cash used in operating activities	(3,516,762)	(3,364,533)

Cash flows from investing activities
Acquisition of carbon projects	(605,093)	-
Cash used in investing activities	(605,093)	-

Cash flows from financing activities
Proceeds from short term loan	49,645	-
Proceeds from related party loan	80,000	-
Proceeds from convertible notes	4,389,000	1,009,803
Proceeds from long term debt	4,867,484	-
Proceeds from receivables financing obligation	788,800	-
Payments on receivables financing obligation	(500,608)	-
Proceeds from issuance of shares	117,000	1,230,969
Cash provided by financing activities	9,791,321	2,240,772

Effect of translation changes on cash	145,038	(91,958)

Change in cash and cash equivalents	5,814,504	(1,215,719)
Cash, beginning of period	704,346	2,675,400
Cash, end of period	$6,518,850	$1,459,681

Non cash investing and financing activities,
Issuance of shares upon conversion of loan principal and interest	2,284,148	-
Issuance of commitment shares as debt discount	54,040	-
Derivative recorded for debt discount at inception	279,107

Supplemental disclosures
Cash paid for interest	$54,117	$-
Cash paid for income taxes	$-	$-

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

Going Concern

The Company has recently begun ramping up revenues from its business operations, however it has incurred operating losses since inception of $16,034,844. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Accounts Receivable

Accounts receivable represent amounts due from customers for goods or services provided by the Company. Accounts receivable are recorded at the invoiced amount, net of allowance of $0 and $0 as of November 30, 2025 and May 31, 2025, respectively.

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

The following table summarizes the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of November 30, 2025:

	Level 1	Level 2	Level 3	Total
Derivative liabilities – convertible notes	-	-	$307,021	$307,021
Other financial instruments	-	-	-	-
Total Embedded Derivatives	-	-	$307,021	$307,021

The following table summarizes the changes in Level 3 derivative liabilities measured at fair value on a recurring basis.

November 30, 2025
Balance at beginning of period May 31, 2025	$168,358
Issuances	279,107
Total (gains) losses recognized in earnings	-
Settlements (net)	-
Change in unrealized (gains) losses included in earnings for instruments still held at period end	(140,444)
Balance at end of period November 30, 2025	$307,021

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

Foreign Currency Translation

The functional currency of the Company is the Canadian Dollar (“CAD”). For financial statement purposes, the reporting currency is the United States Dollar (“USD”). The Company conducts certain operations and transactions in Euros (“EUR”) and Colombian Pesos (“COP”).

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

Significant Estimates

Significant estimates applied in the preparation of these financial statements include the estimated useful lives of property and equipment, the inputs used in the valuation of embedded derivatives on convertible notes, share volatility and estimated life of options in determining their fair value as well as the expected potential for the realization of deferred tax assets in determining the amount of the valuation allowance thereto.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of November 30, 2025 diluted shares were calculated and included on the income statement. Potential dilutive securities of approximately 4,072,375 shares from stock options and 4,222,222 shares related to convertible notes had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

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

•

Update 2025-05: Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. Effective for fiscal years beginning after December 15, 2025. Early adoption is permitted.

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

The Company has adopted the above provisions, which had no material impact on its consolidated financial statements

Note 2 – Prepaid Expenses

As of November 30, 2025 and May 31, 2025, prepaid expenses consisted of the following:

Description	November 30, 2025	May 31, 2025
Advertising & Promotional Agreement	$212,036	$179,532
Prepaid inventory	-	636,562
Other Prepaids	52,941	49,580
Total	$264,977	$865,674

Note 3 – Inventory

Inventory as of November 30, 2025 and May 31, 2025, consisted of the following:

Description	November 30, 2025	May 31, 2025
Carbon Credit Inventory	$441,291	$99,644
Project - Work in progress	1,051,401	-
Total	$1,492,692	$99,644

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

Note 4 – Property and Equipment

The amount of property and equipment as of November 30, 2025 and May 31, 2025, consisted of the following:

Description	November 30, 2025	May 31, 2025
Furniture and fixtures	$8,933	$9,076
Computer and equipment	3,606	3,664
Total property cost	$12,539	$12,741
Accumulated depreciation	(8,049)	(6,608)
Property and equipment, net	$4,490	$6,132

The Company did not purchase significant property, plant and equipment for the six months ended November 30, 2025 and 2024. Depreciation expense for the six months ended November 30, 2025 was $1,501.

Note 5 – Convertible Notes

As of November 30, 2025, Karbon-X Corp. issued convertible promissory notes totaling USD $4,639,000 to multiple investors as part of its capital-raising efforts. The notes bear simple interest at a rate of 10% per quarter, and have maturity terms of 1 year or less.

During the six months ended, November 30, 2025, five notes of principal $2,193,195 and interest of $90,954 were converted into 4,870,291 shares at $0.90 - $0.45/share.

The Company recorded discounts of $387,265, interest expense and discount amortization related to convertible notes of $264,416 and gain on change in fair value of derivatives of $140,444 for the six months ended November 30, 2025.

The notes include a conversion feature, allowing the holders to convert the principal and accrued interest into the Company's common stock. For a significant amount of the notes, Conversion is permitted at the option of the lender at any time after the earlier of:

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

As of November 30, 2025, the Company owed principal of $4,270,567, net of discounts of $368,433, accrued interest of $501,355, and carried embedded liabilities of $307,021. As of November 30, 2025, principal of $250,000 was classified as a long term liability and principal of $4,020,567 was classified as a current liability.

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

As of November 30, 2025, the fair market value (FMV) of New Pubco shares was USD $1.67 per share. In compliance with ASC 321, the Company marked the investment to fair value, resulting in the following adjustments:

•	The fair value of investments was at the current market price of $1.67 per share.

•

To address the difference between the contractual price and the current market price, Karbon-X recorded a securities receivable for the true-up portion guaranteed under the agreements. The true-up provision ensures that the Company will be made whole if the market value of the shares remains below the contracted value during the adjustment period. As of November 30, 2025, no additional shares have been issued under these provisions.

As of November 30, 2025, the balances were as follows:

Description	Balance (USD)
Investments in Equity Securities	$103,519
Securities Receivable	$3,922,717
Total Value	$4,026,236

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

As of November 30, 2025 and May 31, 2025, the Company has capitalized internally developed software of $395,249 and $473,895, respectively. The Company recorded amortization expense of $63,504 and $0 for the six months ended November 30, 2025 and 2024, respectively. The decrease in value is primarily attributed to amortization over the asset’s useful life, other changes in value are the result of the impact of cumulative translation adjustments (CTA) resulting from the remeasurement of foreign currency values to USD.

Note 8 – Asset Acquisition and Project Work in Progress

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

Note 9 – Stockholders’ Equity

During the six months ended November 30, 2025, the Company converted loans of $2,193,195 and interest of $90,954 into 4,870,291 shares at a price of $0.90 - $0.45/share.

During the six months ended November 30, 2025, the Company issued 130,000 shares for cash of $117,000 at $0.90 per share.

During the six months ended November 30, 2025, the Company issued 454,661 shares at $0.90 - $0.44/share for compensation of $254,868.

During the six months ended November 30, 2025, the Company issued commitment shares of 88,000 at $0.70 - $0.52/share valued at $54,040 to three note holders in connection with the purchase of their respective notes. These commitment shares are reflected in equity and as debt discounts on their respective notes.

Note 10 – Stock Option Plan

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

Plan Duration

The Plan became effective upon adoption by the Board of Directors and options may not be granted after December 31, 2026.

Activity Under the Plan

As of November 30, 2025, the following activity has occurred under the Plan, which started in the second quarter of 2024 :

Description	Number of Shares	Weighted Average Exercise Price	Weighted average remaining life (in years)
Options Authorized	15,000,000
Options Granted	4,804,000	$0.79	5.00
Options Exercised	360,000	$0.79
Options Forfeited	(521,625)	$0.75
Options Outstanding	3,922,375	$0.79	4.00
Options Vested	1,872,817	$0.79	3.75
Options Unvested	2,049,558	$0.79	4.05

As of November 30, 2025, the intrinsic value of the 4,072,375 outstanding options was $-.

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

Stock-Based Compensation Expense

For the six months ended November 30, 2025, the Company recognized stock-based compensation expense related to options of USD $196,742.

Note 11 – Commitments and Contingencies

Promissory Notes

During the period, the Company issued multiple promissory notes, including convertible and non-convertible debt instruments. Certain notes are unsecured obligations of the Company, while other notes are secured by security interests in certain Company assets pursuant to the related loan and security agreements. The specific terms of each note, including maturity, interest, conversion features, and collateral, vary by instrument.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $100,581 and $8,875 for the six months ended November 30, 2025 and 2024, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in April 2024 with a term of five years.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at November 30, 2025 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS UNDER OPERATING LEASES	Total
Calendar Year Ended
2025	$9,282
2026	116,228
2027	123,492
2028	125,913
2029	128,335
Thereafter	54,482
Total lease payment	557,731
Less: Imputed interest	(78,121)
Operating lease liabilities	479,611

Operating lease liability - current	82,810
Operating lease liability - non-current	$396,801

SCHEDULE OF OTHER SUPPLEMENTAL INFORMATION UNDER OPERATING LEASE
Weighted average discount rate	5.00%
Weighted average remaining lease term (years)	4.75

Note 12 – Subsequent Events

On December 19, 2025, 126,888 shares were issued at $0.45/share as compensation for commissions $57,100.

On January 7, 2026, 200,000 shares were issued at $0.38/share as compensation for professional services of $76,000.

On January 7, 2026, 100,000 shares were issued at $0.38/share as employee bonuses of $38,000.

On January 9, 2026, a $500,000 note was issued to a lender; in connection with this note, 56,250 shares were issued to a third party as compensation of $22,500.

The Company evaluated subsequent events through January 20, 2026 and identified no other events requiring recognition or additional disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the historical operations and financial statements of Karbon-X Corp. ("Karbon-X" or the "Company") for the six months ended November 30, 2025 and 2024. This discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K/A for the year ended May 31, 2025, filed on September 17, 2025, which provides additional context and details on the Company's financial condition and results of operations.

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

On February 21, 2022, pursuant to the terms of a Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Karbon-X Project Inc. ("Karbon-X Project"), and Karbon-X Project became the wholly owned subsidiary of the Company in a reverse acquisition (the "Reverse Acquisition"). Pursuant to the Reverse Acquisition, all of the issued and outstanding shares of Karbon-X common stock were converted, at an exchange ratio of 20,000-for-1, into an aggregate of 20,000,000 shares of the Company's common stock, resulting in Karbon-X Project becoming a wholly owned subsidiary of the Company and all debt owed to the related party of Cocoluv, Inc. (the Company) was forgiven. The accompanying financial statements' share information has been retroactively adjusted to reflect the exchange ratio in the Reverse Acquisition. As part of the Reverse Acquisition, on April 14, 2022, the Company changed its name to Karbon-X Corp. The Company has newly formed subsidiaries, Karbon-X Trading LTD, Allcot Limited, Allcot Soluciones España S.L and Allcot X Colombia S.A.S, which are consolidated with the Company and existing subsidiaries, Karbon-X Project, Inc and Karbon-X USA Corp.

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

References in this periodic report on Form 10-Q to "Karbon-X" or the "Company" may include references to the operations of our subsidiaries Karbon-X Trading LTD, Allcot Limited, Allcot Soluciones España S.L, Allcot X Colombia S.A.S and Karbon-X Project. These entities are wholly owned subsidiaries of Karbon-X and consequently report quarterly financials up to a consolidated quarterly submission.

Critical Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Note 1 discusses the company’s accounting policies.

Results of Operations

Unaudited Results for the Three Months Ended November 30, 2025, and 2024

Sales and Revenue

For the three-month period ended November 30, 2025, the Company reported revenue of USD $20,847,625, an increase of 1,674% compared to $1,175,060 in the same period in 2024. The significant increase in sales was primarily due to selling of carbon credits through its new trading subsidiary.

Operating Expenses

Operating expenses for the three-month period ended November 30, 2025, were $2,872,771, compared to $1,735,881 in the same period in 2024, representing a 68% increase. The key factors driving this increase were:

•

Marketing Expenses: Investment in customer acquisition and brand-building efforts, including strategic partnerships like the Oilers initiative, resulted in marketing expenses of $683,361, up from $370,488 in the same period in 2024.

•	Salaries and Wages: Increased headcount, subcontractor costs, and wage adjustments contributed to payroll expenses of $1,605,992, a significant rise from $922,139 in the same period in 2024.

•	Professional Fees: Costs related to legal, advisory, and compliance efforts amounted to $377,109, compared to $265,570 in the same period in 2024.

•	Other Operating Expenses: These totaled $206,309, up from $177,684, reflecting the Company’s operational scale-up.

Net Income/Loss from Operations

The operating loss for the three-month period ended November 30, 2025, was $1,447,776, compared to $1,161,555 loss in the same period in 2024. While revenue was stable, increased operating expenses offset these gains, as the Company continues to invest heavily in marketing, payroll, and compliance to drive long-term growth.

Unaudited Results for the Six Months Ended November 30, 2025, and 2024

Sales and Revenue

For the six-month period ended November 30, 2025, the Company reported revenue of USD $56,506,557, an increase of 4,238% compared to $1,302,489 in the same period in 2024. The significant increase in sales was primarily due to selling of carbon credits through its new trading subsidiary.

Operating Expenses

Operating expenses for the six-month period ended November 30, 2025, were $5,531,705, compared to $2,561,565 in the same period in 2024, representing a 116% increase. The key factors driving this increase were:

•

Marketing Expenses: Investment in customer acquisition and brand-building efforts, including strategic partnerships like the Oilers initiative, resulted in marketing expenses of $1,311,901, up from $382,839 in the same period in 2024.

•	Salaries and Wages: Increased headcount, subcontractor costs, and wage adjustments contributed to payroll expenses of $3,204,641, a significant rise from $1,455,733 in the same period in 2024.

•	Professional Fees: Costs related to legal, advisory, and compliance efforts amounted to $484,556, compared to $410,843 in the same period in 2024.

•	Other Operating Expenses: These totaled $530,607, up from $312,150, reflecting the Company’s operational scale-up.

Net Income/Loss from Operations

The operating loss for the six-month period ended November 30, 2025, was $4,044,012, compared to $1,966,321 loss in the same period in 2024. While revenue was stable, increased operating expenses offset these gains, as the Company continues to invest heavily in marketing, payroll, and compliance to drive long-term growth.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Six months ended November 30, 2025	Six months ended November 30, 2024
Cash used in operating activities	(4,726,948)	(3,364,533)
Cash used in investing activities	(605,093)	-
Cash from financing activities	9,791,321	2,240,772
Change in cash during the period	(5,669,466)	(1,123,761)
Effect of exchange rate change	145,038	(91,958)
Cash, beginning of period	704,346	2,675,400
Cash, end of period	6,518,850	1,459,681

As of November 30, 2025, the Company had USD $17,534,424 in current assets

To date, the Company has financed its operations through equity sales and note issuances.

During June – November 2025, Karbon-X Corp. converted loan principal and interest of $2,284,148 into 4,870,291 shares at price of $0.90 - $0.45 per share.

Recent Developments

During the six months ended November 30, 2025, the Company strengthened its executive leadership team with the appointment of key hires. Adriana Ebell, a seasoned financial executive with over 23 years of experience, joined the Company as Acting Chief Financial Officer (CFO). In this role, she will oversee the Company’s financial strategy, reporting, and compliance functions, contributing to enhanced financial management and planning as the Company continues its growth trajectory.

This appointment reflect our commitment to building a strong leadership team as we continue to execute on our strategic priorities and drive value for stockholders.

Revenue Growth

•	For the six months ended November 30, 2025, revenue surged to $56.5 million, a 4,238% increase compared to $1.3 million in the same period in 2024.

•	This growth was driven by the successful launch and scaling of Karbon-X’s carbon credit trading subsidiary.

Strategic Capital Formation

•	$2.28 million in debt converted to equity, reflecting investor confidence and reducing future interest obligations.

Strengthened Liquidity Position

•	Cash and cash equivalents increased by 826%, from $704,346 at the beginning of the fiscal year to $6.5 million at quarter-end.

•	Total current assets rose to $17.5 million, up from $5.8 million in the prior fiscal year.

Asset Acquisition with High Upside

•	Completed a strategic carbon-offset project portfolio acquisition for $605,093.

•	Management estimates the fair market value of acquired projects exceeds $22 million, representing a significant potential return on investment.

Operational Expansion

•	Inventory increased by 1,398%, from $99,644 to $1.5 million, reflecting ramp-up in carbon credit production and project development.

Global Impact & Innovation

•	Continued development of NFT-based carbon credit trading platform, enhancing transparency and liquidity in the voluntary carbon market.

Improved Financial Efficiency

•	For the six months ended November 30, 2025, the company maintained a gross profit of $2.3 million, up from $564,154 in the same period in 2024.

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

Capital Expenditures

As of November 30, 2025, we had one asset acquisition as disclosed above, and no other capital expenditures.

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

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this evaluation, our management concluded that, as of November 30, 2025, our internal control over financial reporting was not effective.

The Company has hired a Chief Financial Officer who can act as a second control person relative to the Company's financial operations in order to improve the Company’s processes and controls over financial reporting. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During June – August 2025, Karbon-X Corp. converted loans for $2,193,195 into 4,870,291 shares at price of $0.90 - $0.45 per share.

During the six months ended November 30, 2025, the Company issued 130,000 shares for cash of $117,000 at $0.90 per share.

During the six months ended November 30, 2025, the Company issued 454,661 shares at $0.90 - $0.44/share for compensation of $254,868.

During the six months ended November 30, 2025, the Company issued commitment shares of 88,000 at $0.70 - $0.52/share valued at $54,040 to three note holders in connection with the purchase of their respective notes.  These commitment shares are reflected in equity and as debt discounts on their respective notes.

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

Karbon-X Corp. (Registrant)

Date: January 20, 2026	By:	/s/ Chad Clovis

Chad Clovis Chief Executive Officer and Director (Principal Executive Officer)

Date: January 20, 2026	By:	/s/ Adriana Ebell

Adriana Ebell Acting Chief Financial Officer, (Principal Financial Officer)

