Form 10-Q
period 2026-02-28
Karbon-X Corp.
filed 2026-04-20
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

Commission File Number 000-56288

 .

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

As of April 17, 2026, there were 89,168,144 shares of common stock issued and outstanding.

Contents

PART 1 FINANCIAL INFORMATION
Condensed Consolidated Balance Sheets at February 28, 2026 (Unaudited) and May 31, 2025	4
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended February 28, 2026, and February 28, 2025 (Unaudited)	5
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended February 28, 2026, and February 28, 2025 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine months ended February 28, 2026, and February 28, 2025 (Unaudited)	7
Notes to the Consolidated Financial Statements	8

KARBON-X CORP.

Condensed Consolidated Balance Sheets

	February 28, 2026	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,055,126	$704,346
Accounts receivable, net	4,752,429	1,782
Loan Receivable	1,703,451	-
Inventories, net	1,607,451	99,644
Prepaid expenses and other current assets	1,618,696	865,674
Deposits	1,457	23,815
Investments in equity securities	58,803	301,260
Other current assets	5,660	-
Securities receivables	4,066,894	3,789,651
Total current assets	17,869,967	5,786,172

Property and equipment, net	9,368	6,132
Right of use asset, net	447,371	503,091
Other assets	45,063	10,682
Contract asset – maintenance agreement	1,682,000	-
Internally developed software, net	347,582	473,895
Total assets	$20,401,351	$6,779,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,880,474	$1,091,701
Deferred Revenue	3,461,940	3,864,080
Other current liabilities	61,872	-
Payroll liabilities	4,769	21,146
Convertible notes payable, net of discounts	5,147,219	2,301,666
Convertible notes – interest payable	868,975	181,353
Embedded Derivative	1,207,265	168,358
Receivables financing obligation	42,177	-
Current portion of lease liabilities	90,040	60,475
Total current liabilities	21,764,731	7,438,779
Long term debt	4,876,583	-
Long term convertible notes payable	250,000	250,000
Non-current portion of lease liabilities	408,466	460,266
Total liabilities	27,299,780	8,149,045

Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 88,392,847 and 81,992,857 shares issued and outstanding as of February 28, 2026 and May 31, 2025, respectively.	88,394	81,994
Additional Paid-in capital	14,128,934	10,563,141
Accumulated deficit	(21,209,651)	(11,990,834)
Accumulated other comprehensive gain (loss)	93,894	(23,374)
Total stockholders’ equity	(6,898,429)	(1,369,073)
Total liabilities and stockholders’ equity	$20,401,351	$6,779,972

See notes to condensed consolidated financial statements.

KARBON-X CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Operations
Total revenue	$4,272,583	$238,528	$60,779,140	$1,530,349
Cost of revenue	5,795,572	97,852	60,004,551	828,263
Gross profit (loss)	(1,522,989)	140,676	774,589	702,086

Marketing expenses	654,764	528,150	1,966,665	915,494
Salaries and wages	1,480,708	841,890	4,685,349	2,176,431
Professional fees	417,961	184,068	902,517	688,634
Other operating expenses	283,907	267,664	814,514	631,807
Total operating expenses	2,837,340	1,821,772	8,369,045	4,412,366

Income (Loss) from Operations	(4,360,329)	(1,681,096)	(7,594,456)	(3,710,280)

Interest income (expense)	(1,057,983)	6,046	(1,984,181)	31,496
Gain (loss) on change in fair value of derivative liabilities	254,956	-	395,401	-
Other income (expenses)	(11,451)	(11,466)	(35,582)	25,947
Net loss before income taxes	(5,174,807)	(1,686,516)	(9,218,818)	(3,652,837)
Federal income tax expense	-	-	-	-
Net income (loss)	(5,174,807)	(1,161,555)	(9,218,818)	(3,652,837)

Other comprehensive income
Foreign currency translation gain (loss)	(19,337)	(73,768)	117,268	(165,726)
Total comprehensive income (loss)	(5,194,144)	(1760,284)	(9,101,550)	(3,818,563)

Earnings Per Share
Weighted average basic and diluted shares outstanding	87,990,230	79,207,432	85,826,815	80,580,044
Basic and fully diluted loss per share	$(0.06)	$(0.02)	$(0.11)	$(0.05)

See notes to condensed consolidated financial statements.

KARBON-X CORP.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months and Nine Months Ended February 28, 2026 and 2025

(Unaudited)

Three and Nine Months Ended February 28, 2025

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	capital	(deficit)	profit (loss)	Equity
Balance at May 31, 2024	82,174,750	$82,176	$7,675,826	$(4,937,342)	$7,597	$2,828,257
Issuance of shares for cash	1,238,887	1,239	1,091,261	-	-	1,092,500
Net income (loss)				(804,766)	-	(804,766)
Foreign currency translation				-	33,381	33,381
Balance at August 31, 2024	83,413,637	$83,415	$8,767,087	$(5,742,108)	$40,978	$3,149,372
Issuance of shares for cash	155,771	156	138,313	-	-	138,469
Option compensation expense			290,263			290,263
Net income (loss)				(1,161,555)	-	(1,161,555)
Foreign currency translation				-	(125,339)	(125,339)
Balance at November 30, 2024	83,569,408	$83,571	$9,195,663	$(6,903,663)	$(84,361)	$2,291,210
Issuance of shares for cash	492,081	492	442,381	-	-	442,873
Option compensation expense			90,978			290,263
Net income (loss)				(1,686,516)	-	(1,686,516)
Foreign currency translation				-	(73,768)	(73,768)
Balance at February 28, 2024	84,061,489	$84,063	$9,729,022	$(8,590,179)	$(158,129)	$1,064,777

Three and Nine Months Ended February 28, 2026

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	capital	(deficit)	profit (loss)	Equity
Balance at May 31, 2025	81,992,857	$81,994	$10,563,141	$(11,990,834)	$(23,374)	$(1,369,073)
Issuance of shares as compensation	110,000	110	94,890	-	-	95,000
Issuance of shares upon conversion of loan	4,870,291	4,870	2,279,278	-	-	2,284,148
Option compensation expense		-	92,309	-	-	92,309
Net income (loss)				(2,596,234)	-	(2,596,234)
Foreign currency translation					148,311	148,311
Balance at August 31, 2025	86,973,148	$86,974	$13,029,618	$(14,587,068)	$124,937	$(1,345,539)
Issuance of shares for cash, net	130,000	130	116,870	-	-	117,000
Issuance of shares as compensation	344,661	345	159,523	-	-	159,868
Issuance of commitment shares	88,000	88	53,952			54,040
Option compensation expense		-	104,433	-	-	104,433
Net income (loss)				(1,447,776)	-	(1,447,776)
Foreign currency translation					(11,706)	(11,706)
Balance at November 30, 2025	87,535,809	$87,537	$13,464,396	$(16,034,844)	$113,231	$(2,369,682)
Issuance of shares as compensation	811,438	811	330,391	-	-	331,202
Issuance of shares upon conversion of loan	45,600	46	17,670	-	-	17,716
Issuance of warrants, net	-	-	50,523	-	-	68,950
Option compensation expense		-	265,955	-	-	265,955
Net income (loss)				(5,174,807)	-	(4,816,057)
Foreign currency translation					(19,337)	(19,337)
Balance at February 28, 2026	88,392,847	$88,394	$14,128,934	$(21,209,651)	$93,894	$(6,898,429)

See notes to condensed consolidated financial statements.

KARBON-X CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	February 28, 2026	February 28, 2025
Cash flows from operating activities
Net (loss) income	$(9,218,818)	$(3,652,837)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expense	127,814	1,918
Gain on change in fair value of derivative	(395,401)	-
Amortization of Right of Use Asset	55,720	6,689
Amortization of debt discount	604,426	-
Stock based compensation	1,048,766	439,117
Changes in operating assets and liabilities:
Accounts receivable	(4,750,647)	115,626
Marketable securities	242,457	(211,446)
Securities receivable	(277,243)	(3,689,467)
Accounts payable	9,788,773	(69,372)
Deferred revenue	(402,140)	3,684,617
Other current liabilities	159,473	18,959
Other assets	(40,041)	37,291
Inventory	(902,714)	222,778
Prepaid expenses	(730,664)	(1,319,562)
Payments made on operating lease	(22,235)	(5,944)
Cash used in operating activities	(4,712,474)	(4,496,214)

Cash flows from investing activities
Purchase of equipment	(4,737)	-
Issuance of loan receivable	(1,703,451)	-
Acquisition of carbon projects	(605,093)	-
Cash used in investing activities	(2,313,281)	-

Cash flows from financing activities
Proceeds from short term loan	-	-
Proceeds from convertible notes	5,389,000	1,301,448
Payments on convertible notes	(165,494)	-
Proceeds from long term debt	4,876,583	-
Proceeds from receivables financing obligation	788,800	-
Payments on receivables financing obligation	(746,623)	-
Proceeds from issuance of shares	117,000	1,615,966
Cash provided by financing activities	10,259,266	2,917,414

Effect of translation changes on cash	117,269	(165,726)

Change in cash and cash equivalents	3,350,780	(1,744,527)
Cash, beginning of period	704,346	2,675,400
Cash, end of period	$4,055,126	$930,873

Non cash investing and financing activities,
Issuance of shares upon conversion of loan principal and interest	2,284,148	-
Issuance of commitment shares/warrants as debt discount	104,563	-
Contract asset for maintenance agreement rights	1,682,000
Derivative recorded for debt discount at inception	1,443,150	-

Supplemental disclosures
Cash paid for interest	$499,523	$-
Cash paid for income taxes	$-	$-

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

Going Concern

The Company has recently begun ramping up revenues from its business operations, however it has incurred operating losses since inception of $20,530,415. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Credit Losses

The Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), and applies a forward-looking CECL model to estimate lifetime expected credit losses on financial assets carried at amortized cost, including this loan receivable and accounts receivable. The loan receivable is evaluated individually. In assessing expected credit losses as of February 28, 2026, management considered: the Company's absence of any historical credit losses; the loan's security interest in third-party shares providing material loss mitigation; active repayment discussions with no known credit events or borrower distress; the short-term nature of the instrument; and no adverse macroeconomic indicators specific to this counterparty. Based on this assessment, no allowance for credit losses has been recorded as of February 28, 2026.

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses of $0 and $0 as of February 28, 2026 and May 31, 2025, respectively. The Company applies the same CECL framework to its trade receivables, incorporating historical loss experience, current counterparty conditions, and reasonable and supportable forecasts. No allowance is required as of February 28, 2026.

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

The Company measures certain financial instruments at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. As of February 28, 2026, the Company evaluated the conversion features embedded in certain convertible promissory notes and determined that they represent derivative liabilities requiring bifurcation under ASC 815-15.

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

The following table summarizes the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of February 28, 2026:

	Level 1	Level 2	Level 3	Total
Derivative liabilities – convertible notes	-	-	$1,207,265	$1,207,265
Other financial instruments	-	-	-	-
Total Embedded Derivatives	-	-	$1,207,265	$1,207,265

The following table summarizes the changes in Level 3 derivative liabilities measured at fair value on a recurring basis.

February 28, 2026
Balance at beginning of period May 31, 2025	$168,358
Issuances	1,434,308
Total (gains) losses recognized in earnings	-
Settlements (net)	-
Change in unrealized (gains) losses included in earnings for instruments still held at period end	(395,401)
Balance at end of period February 28, 2026	$1,207,265

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

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of February 28, 2026 diluted shares were calculated and included on the income statement. Potential dilutive securities of approximately 4,072,375 shares from stock options and 4,222,222 shares related to convertible notes had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

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

The Company has adopted the above provisions, which had no material impact on its consolidated financial statements

Note 2 – Prepaid Expenses

As of February 28, 2026 and May 31, 2025, prepaid expenses consisted of the following:

Description	February 28, 2026	May 31, 2025
Advertising & Promotional Agreement	$909,542	$179,532
Prepaid equipment	597,804	-
Prepaid inventory	-	636,562
Other Prepaids	111,350	49,580
Total	$1,618,696	$865,674

Note 3 – Inventory

Inventory as of February 28, 2026 and May 31, 2025, consisted of the following:

Description	February 28, 2026	May 31, 2025
Carbon Credit Inventory	$497,292	$99,644
Project - Work in progress	1,110,159	-
Total	$1,607,451	$99,644

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

Note 4 - Property and Equipment

The amount of property and equipment as of February 28, 2026 and May 31, 2025, consisted of the following:

Description	February 28, 2026	May 31, 2025
Furniture and fixtures	$8,933	$9,076
Computer and equipment	8,360	3,664
Total property cost	$17,293	$12,741
Accumulated depreciation	(7,925)	(6,608)
Property and equipment, net	$9,368	$6,132

The Company purchased equipment of $4,737 and $0 in the nine months ended February 28, 2026 and 2025, respectively. Depreciation expense for the nine months ended February 28, 2026 was $1,501 .

Note 5 – Convertible Notes

The Company has issued convertible promissory notes to multiple investors. The notes bear simple interest at 10% per annum or 10% per quarter and mature within one to three years from issuance. As of February 28, 2026, aggregate original principal issued was $7,046,000 and the net carrying value was $5,397,219, net of unamortized debt discounts. Accrued interest payable on the convertible notes was $868,975. Embedded derivative liabilities related to variable-price conversion features had an aggregate fair value of $1,207,265.

The Mast Hill Fund Master Note tranches were each issued together with detachable common stock purchase warrants; those warrants are described in Note 12. The Mast Hill Maintenance Agreement note ($1,682,000) was issued in exchange for securing a maintenance arrangement and did not result in cash proceeds to the Company.

The following table summarizes the outstanding convertible notes as of February 28, 2026:

Lender	Issue Date	Maturity	Original Principal	Net Carrying Value¹	Classification
Mast Hill — Tranche 1	1/8/2026	1/9/2027	$500,000	$186,361	Current
Mast Hill — Tranche 2	2/18/2026	2/18/2027	$500,000	$147,911	Current
Maintenance Agreement³	1/9/2026	1/9/2027	$1,682,000	$1,095,987	Current
FirstFire Global Opportunities	10/31/2025	10/31/2026	$275,000	$166,583	Current
Jefferson Street Capital	10/30/2025	10/30/2026	$165,000	$107,100	Current
Debtfund L.P.	11/14/2025	8/14/2026	$174,000	$62,773	Current
Hedera Foundation SECZ	8/5/2025	8/30/2026	$3,500,000	$3,371,181	Current
MRK-X Invest UG	1/25/2025	1/25/2028	$250,000	$250,000	Long-Term
Total			$7,046,000	$5,397,219

¹ Net carrying value represents remaining principal outstanding less unamortized debt discounts as of February 28, 2026, excluding accrued interest. The total reflects period-end fair value adjustments to embedded derivative liabilities and related discount balances per the consolidated balance sheet.

Conversion Terms

The Mast Hill Master Note tranches (Tranche 1 and Tranche 2) and Mast Hill Maintenance Agreement are each convertible at 85% of the lowest closing price of the Company's common stock during the 10 trading days immediately preceding the conversion date, subject to a 4.9% beneficial ownership cap. The Hedera Foundation note is convertible at any time at the holder's option at the greater of 90% of the 20-day weighted average closing price or $0.90 per share; the note also provides for automatic dollar-for-dollar conversion into any Loan Financing or Securities Financing executed within 12 months of issuance. The MRK-X Invest UG note is convertible at the lesser of 80% of the 20-day weighted average closing price (subject to a $0.75 per share floor) or $0.90 per share; the conversion right is exercisable at the earlier of 24 months from issuance (January 25, 2027) or listing of the Company's common stock on OTCQB, Nasdaq, or NYSE, and interest accruing under the note is payable annually in shares at the same conversion price. The Debtfund note is convertible beginning six months after issuance at 75% of the 5-day volume-weighted average price, subject to a $0.15 per share floor. The FirstFire and Jefferson Street notes are classified under convertible notes payable but do not presently contain variable-price conversion features; accordingly, no derivative liability has been bifurcated in connection with these instruments. All convertible notes are subject to a 4.9% beneficial ownership limitation on conversion (increasing to 9.99% for Debtfund upon certain uncured default events).

Embedded Derivative Liabilities

The variable-price conversion features embedded in the Mast Hill, Debtfund, Hedera, and MRK-X notes were bifurcated as derivative liabilities under ASC 815-15, as conversion prices are not indexed to the Company's stock on a fixed-for-fixed basis. Derivatives are measured at fair value at each reporting date using binomial lattice models, with changes recognized in the consolidated statements of operations. At issuance, the Company recorded derivative liabilities with offsetting debt discounts, amortized to interest expense over each note's term using the effective interest method. For the nine months ended February 28, 2026, discount amortization and interest expense on convertible notes totaled $604,426, and the Company recognized a gain on change in fair value of derivative liabilities of $395,401.

Conversion Activity

During the nine months ended February 28, 2026, the Company converted notes with aggregate principal of $2,202,544 and accrued interest of $95,612 into common stock. Five notes with principal of $2,193,195 and accrued interest of $90,954 were converted into 4,870,291 shares at $0.45–$0.90 per share. On February 12, 2026, $8,612 of principal and $4,658 of accrued interest under Mast Hill Master Note Tranche 1 were converted into 45,600 shares at $0.329375 per share; a $1,750 conversion fee was expensed and a loss on extinguishment of $8,842 was recorded, representing the excess of the fair value of shares issued over the carrying value of the debt extinguished.

Prepayment and Ownership Limitations

The Mast Hill, MRK-X, and Debtfund notes may be prepaid on five Trading Days' prior written notice without penalty, provided accrued interest is settled through the prepayment date. The Hedera note requires prior written consent of the holder for prepayment. Each convertible note is subject to a 4.9% beneficial ownership limitation on conversion (increasing to 9.99% for Debtfund upon certain uncured default events).

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

As of February 28, 2026,  the fair market value (FMV) of New Pubco shares was USD $1.67 per share. In compliance with ASC 321, the Company marked the investment to fair value, resulting in the following adjustments:

•	The fair value of investments was at the current market price of $0.86 per share.

•

To address the difference between the contractual price and the current market price, Karbon-X recorded a securities receivable for the true-up portion guaranteed under the agreements. The true-up provision ensures that the Company will be made whole if the market value of the shares remains below the contracted value during the adjustment period. As of February 28, 2026, no additional shares have been issued under these provisions.

As of February 28, 2026, the balances were as follows:

Description	Balance (USD)
Investments in Equity Securities	$58,803
Securities Receivable	$4,066,894
Total Value	$4,125,697

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

As of February 28, 2026 and May 31, 2025, the Company has capitalized internally developed software of $347,582 and $473,895, respectively.  The Company recorded amortization expense of $128,789 and $0 for the nine months ended February 28, 2026 and 2025, respectively.  The decrease in value is primarily attributed to amortization over the asset’s useful life, other changes in value are the result of the impact of cumulative translation adjustments (CTA) resulting from the remeasurement of foreign currency values to USD.

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

Note 9 – Stockholders’ Equity

During the nine months ended February 28, 2026, the Company issued 130,000 shares of common stock for cash proceeds of $117,000 at $0.90 per share.

During the nine months ended February 28, 2026, the Company converted notes with aggregate principal of $2,193,195 and accrued interest of $90,954 into 4,870,291 shares of common stock at conversion prices ranging from $0.45 to $0.90 per share. In addition, on February 12, 2026, the Company converted $8,612 of principal and $4,658 of accrued interest under the Mast Hill — Tranche 1 into 45,600 shares at $0.329375 per share (see Note 5).

During the nine months ended February 28, 2026, the Company issued 1,266,099 shares of common stock for compensation valued at $586,069, at prices ranging from $0.37 to $0.90 per share. In addition, the Company recognized stock-based compensation expense of $462,697 related to stock option grants during the period.

During the nine months ended February 28, 2026, the Company issued 88,000 commitment shares valued at $54,040, at prices ranging from $0.52 to $0.70 per share, to three note holders in connection with the issuance of their respective convertible notes. The fair value of the commitment shares is reflected in additional paid-in capital and as a debt discount against the respective notes (see Note 5).

During the nine months ended February 28, 2026, the Company issued warrants to purchase 508,064 shares of common stock in connection with the Mast Hill Fund Master Note facility, with aggregate fair value of $50,523 recorded in additional paid-in capital using the relative fair value method (see Note 12 — Warrants).

Note 10 – Contract Asset – Maintenance Agreement

The Company capitalizes costs incurred to fulfill a contract with a customer in accordance with ASC 340-40-25-5 when such costs (i) relate directly to an identified contract, (ii) generate or enhance resources that will be used to satisfy performance obligations under the contract, and (iii) are expected to be recovered through future contract revenues. Capitalized fulfillment costs are amortized on a straight-line basis over the expected period of benefit as the related performance obligations are satisfied.

Maintenance Agreement

In connection with the issuance of the Maintenance Note in the principal amount of $1,682,000, the Company entered into a Maintenance Agreement pursuant to which it will provide property maintenance services on a residential rental property. The note consideration issued represents the Company's cost to obtain and establish this service arrangement and has been capitalized as a contract asset in accordance with ASC 340-40-25-5. The asset will be amortized on a straight-line basis over the expected service term of approximately 9.73 years as performance obligations are satisfied and revenues are recognized.

As of February 28, 2026, no amortization has been recorded as the Company has not yet commenced delivery of maintenance services. Operations are in the process of being established.

Note 11 – Loan Receivable

On February 9, 2026, the Company advanced CAD $2,300,000 to a borrower pursuant to a Loan Agreement dated February 6, 2026. The loan bears interest at 12.00% per annum, with an initial 30-day maturity extendable for up to two additional 30-day periods by mutual written agreement. Prepayment is permitted at any time without penalty. The loan is secured by 2,666,666 common shares of A.C.L. Construction Ltd. (a British Columbia corporation) beneficially owned by the borrower, over which the Company holds a first-priority security interest with full repossession rights upon default. The loan is classified as a current asset on the balance sheet and is classified as an investing activity in the consolidated statement of cash flows as the loan represents a financial asset originated by the Company outside the ordinary course of its operating activities.  The Company retains full recourse to the pledged security.

The loan is measured at amortized cost under ASC 310-10. The balance is denominated in Canadian dollars and translated at the period-end spot rate of CAD/USD 0.7330 (funding date rate: 0.7366) per ASC 830-20; foreign currency transaction gains and losses are recognized in other income (expense). As of February 28, 2026, accrued interest was CAD $13,596 (USD $9,966).  Total carrying value on the consolidated balance sheet is USD $1,703,451.

Note 12 – Warrants

During the nine months ended February 28, 2026, the Company issued two common stock purchase warrants in connection with its Mast Hill Fund, LP Master Note facility: Warrant 1 (250,000 shares, issued January 8, 2026, expiring January 8, 2031, linked to the First Tranche) and Warrant 2 (258,064 shares, issued February 18, 2026, expiring February 18, 2031, linked to the Second Tranche). Both warrants have a fixed exercise price of $0.001 per share, are exercisable on a cash or cashless basis, and are subject to a 4.99% beneficial ownership limitation. Each warrant was evaluated under ASC 815-40 and classified as permanent equity based on the fixed-for-fixed criterion; no remeasurement is required after issuance.

Fair value at issuance was determined using the Black-Scholes model. Warrant 1 was valued at $0.3992 per share ($99,794 aggregate; stock price $0.40, risk-free rate 3.74%). Warrant 2 was valued at $0.3892 per share ($100,431 aggregate; stock price $0.39, risk-free rate 3.66%). Both used a 5-year term, 85% volatility (based on Carbon Streaming Corp peer historical data), and 0% dividend yield. Because both warrants are deep in-the-money at issuance, fair value closely approximates intrinsic value and is insensitive to volatility assumptions.

Proceeds from each note tranche were allocated between the host debt and the warrants using the relative fair value method per ASC 470-20-25-2, resulting in APIC credits of $83,190 (Warrant 1) and $83,632 (Warrant 2), with equal and offsetting debt discounts recorded as contra-liabilities against the respective note tranches. Total APIC recorded under the relative fair value method was $166,822, compared to $200,225 under the absolute BSM method; the $33,402 difference reduced the debt discount correspondingly. Debt discounts are amortized to interest expense over the note term using the effective interest method (ASC 835-30).

Warrant Activity — Nine Months Ended February 28, 2026

	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding — May 31, 2025	—	—	—
Granted	508,064	$0.001	5.00
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Outstanding — February 28, 2026	508,064	$0.001	4.92

As of February 28, 2026, all 508,064 warrants are exercisable with a weighted-average exercise price of $0.001 and a weighted-average remaining contractual life of 4.92 years. Based on a closing price of $0.32 on February 28, 2026, the aggregate intrinsic value of outstanding warrants was approximately $162,072.

Note 13 - Stock Option Plan

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

Plan Duration

The Plan became effective upon adoption by the Board of Directors and options may not be granted after December 31, 2026.

Activity Under the Plan

As of February 28, 2026, the following activity has occurred under the Plan, which started in the second quarter of 2024 :

Description	Number of Shares	Weighted Average Exercise Price	Weighted average remaining life (in years)
Options Authorized	15,000,000
Options Granted	4,804,000	$0.79	5.00
Options Exercised	360,000	$0.79
Options Forfeited	(521,625)	$0.75
Options Outstanding	3,922,375	$0.79	4.00
Options Vested	2,657,800	$0.79	3.75
Options Unvested	1,264,575	$0.79	4.00

As of February 28, 2026, the intrinsic value of the 3,992,375 outstanding options was $-.

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

Stock-Based Compensation Expense

For the nine months ended February 28, 2026, the Company recognized stock-based compensation expense related to options of USD $462,696 .

Note 14 – Commitments and Contingencies

Legal Proceedings

In February 2024, Karbon-X were notified of a former employee filing a lawsuit against the company for wrongful termination. The Company settled this lawsuit in 2026.

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

Lease expense for operating leases generally consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $153,121 and $8,850 for the nine months ended February 28, 2026 and 2025, primarily related to operating lease costs paid to lessors from operating cash flows. We entered into our operating lease in April 2024 with a term of five years.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at February 28, 2026 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS UNDER OPERATING LEASES	Total
Calendar Year Ended
2026	$100,682
2027	127,160
2028	129,599
2029	132,038
2030	67,239
Thereafter	-
Total lease payment	556,718
Less: Imputed interest	(58,212)
Operating lease liabilities	498,506

Operating lease liability - current	90,040
Operating lease liability - non-current	$408,466

SCHEDULE OF OTHER SUPPLEMENTAL INFORMATION UNDER OPERATING LEASE
Weighted average discount rate	5.00%
Weighted average remaining lease term (years)	4.50

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has identified the following events requiring disclosure.

Share Issuances

Subsequent to February 28, 2026, the Company issued an aggregate of 775,300 shares of common stock in connection with the following transactions:

The Company issued 250,000 shares of common stock as compensation for legal services rendered, consisting of 200,000 shares on March 3, 2026 at $0.30 per share and 50,000 shares on March 31, 2026 at $0.20 per share, for aggregate compensation of $70,000.

The Company issued 275,300 shares of common stock pursuant to three partial conversions of the Mast Hill Fund — Tranche 1 (see Note 5): 82,700 shares on March 13, 2026 at a conversion price of $0.18 per share, 96,200 shares on March 30, 2026 at a conversion price of $0.16 per share and 96,400 shares on April 13, 2026 at a conversion price of $0.16, representing aggregate principal converted of approximately $45,278. The conversion prices reflect 85% of the applicable 10-day low volume-weighted average price as required under the note.

The Company received $125,000 in cash from an existing investor, pursuant to a subscription agreement in March 2026, in exchange for 250,000 shares of common stock at $0.50 per share.

Following the above issuances, the Company had approximately 89,168,144 shares of common stock issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the historical operations and financial statements of Karbon-X Corp. ("Karbon-X" or the "Company") for the nine months ended February 28, 2026 and 2025. This discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K/A for the year ended May 31, 2025, filed on September 17, 2025, which provides additional context and details on the Company's financial condition and results of operations.

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

Results of Operations

Unaudited Results for the Three Months Ended February 28, 2026, and 2025

Sales and Revenue

For the three-month period ended February 28, 2026, the Company reported revenue of USD $4,272,583, an increase of 1,691% compared to $238,528 in the same period in 2025. The significant increase in sales was primarily due to selling of carbon credits through its new trading subsidiary.

Operating Expenses

Operating expenses for the three-month period ended February 28, 2026, were $2,837,340, compared to $1,821,772  in the same period in 2025, representing a 56% increase. The key factors driving this increase were:

•

Marketing Expenses: Investment in customer acquisition and brand-building efforts, including strategic partnerships like the Oilers initiative, resulted in marketing expenses of $654,764, up from $528,150 in the same period in 2025.

•	Salaries and Wages: Increased headcount, subcontractor costs, and wage adjustments contributed to payroll expenses of $1,480,708, a significant rise from $841,890 in the same period in 2025.

•	Professional Fees: Costs related to legal, advisory, and compliance efforts amounted to $417,961, compared to $184,068 in the same period in 2025.

•	Other Operating Expenses: These totaled $283,907, up from $267,664, reflecting the Company’s operational scale-up.

Net Income/Loss from Operations

The operating loss for the three-month period ended February 28, 2026, was $4,360,329, compared to $1,681,096  loss in the same period in 2025. While revenue was stable, increased operating expenses offset these gains, as the Company continues to invest heavily in marketing, payroll, and compliance to drive long-term growth.

Unaudited Results for the Nine months ended February 28, 2026, and 2025

Sales and Revenue

For the nine-month period ended February 28, 2026, the Company reported revenue of USD $60,779,140, an increase of 3,872% compared to $1,530,349 in the same period in 2025. The significant increase in sales was primarily due to selling of carbon credits through its new trading subsidiary.

Operating Expenses

Operating expenses for the nine-month period ended February 28, 2026, were $8,369,045, compared to $4,412,366  in the same period in 2025, representing a 90% increase. The key factors driving this increase were:

•

Marketing Expenses: Investment in customer acquisition and brand-building efforts, including strategic partnerships like the Oilers initiative, resulted in marketing expenses of $1,966,665, up from $915,494 in the same period in 2025.

•	Salaries and Wages: Increased headcount, subcontractor costs, and wage adjustments contributed to payroll expenses of $4,685,349, a significant rise from $2,176,431 in the same period in 2025.

•	Professional Fees: Costs related to legal, advisory, and compliance efforts amounted to $902,517, compared to $688,634 in the same period in 2025.

•	Other Operating Expenses: These totaled $814,514, up from $631,807, reflecting the Company’s operational scale-up.

Net Income/Loss from Operations

The operating loss for the nine-month period ended February 28, 2026, was $7,594,456, compared to $3,710,280 loss in the same period in 2025. While revenue was stable, increased operating expenses offset these gains, as the Company continues to invest heavily in marketing, payroll, and compliance to drive long-term growth.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

	Nine months ended February 28, 2026	Nine months ended February 28, 2025
Cash used in operating activities	$(4,712,474)	$(4,496,214)
Cash used in investing activities	(2,313,281)	-
Cash from financing activities	10,259,266	2,917,414
Change in cash during the period	3,233,511	(1,578,801)
Effect of exchange rate change	117,269	(165,727)
Cash, beginning of period	704,346	2,675,400
Cash, end of period	$4,055,126	$930,873

As of February 28, 2026, the Company had USD $17,869,697 in current assets

To date, the Company has financed its operations through equity sales and note issuances.

During June 2025 – February 2026, Karbon-X Corp. converted loan principal and interest of $2,284,148 into 4,870,291 shares at price of $0.90 - $0.45 per share.

Recent Developments

During the nine months ended February 28, 2026, the Company strengthened its executive leadership team with the appointment of key hires. Adriana Ebell, a seasoned financial executive with over 23 years of experience, joined the Company as Acting Chief Financial Officer (CFO). In this role, she will oversee the Company’s financial strategy, reporting, and compliance functions, contributing to enhanced financial management and planning as the Company continues its growth trajectory.

This appointment reflect our commitment to building a strong leadership team as we continue to execute on our strategic priorities and drive value for stockholders.

Revenue Growth

•	For the nine months ended February 28, 2026, revenue surged to $60.8 million, a 3,872% increase compared to $1.53 million in the same period in 2025.

•	This growth was driven by the successful launch and scaling of Karbon-X’s carbon credit trading subsidiary.

Strategic Capital Formation

•	$2.28 million in debt converted to equity, reflecting investor confidence and reducing future interest obligations.

Strengthened Liquidity Position

•	Cash and cash equivalents increased by 476%, from $704,346 at the beginning of the fiscal year to $4.1 million at quarter-end.

•	Total current assets rose to $17.9 million, up from $5.8 million in the prior fiscal year.

Asset Acquisition with High Upside

•	Completed a strategic carbon-offset project portfolio acquisition for $605,093.

Operational Expansion

•	Inventory increased by 1,398%, from $99,644 to $1.6 million, reflecting ramp-up in carbon credit production and project development.

Global Impact & Innovation

•	Continued development of NFT-based carbon credit trading platform, enhancing transparency and liquidity in the voluntary carbon market.

Improved Financial Efficiency

•	For the nine months ended February 28, 2026, the company maintained a gross profit of $1.1 million, up from $702,086 in the same period in 2025.

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

Capital Expenditures

As of February 28, 2026, we had no capital expenditures.

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

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (2013). Based on this evaluation, our management concluded that, as of February 28, 2026, our internal control over financial reporting was not effective.

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

In February 2024, Karbon-X were notified of a former employee filing a lawsuit against the company for wrongful termination.  The Company settled this lawsuit in 2026.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended February 28, 2026, the Company issued 130,000 shares of common stock for cash proceeds of $117,000 at $0.90 per share.

During the nine months ended February 28, 2026, the Company converted notes with aggregate principal of $2,193,195 and accrued interest of $90,954 into 4,870,291 shares of common stock at conversion prices ranging from $0.45 to $0.90 per share. In addition, on February 12, 2026, the Company converted $8,612 of principal and $4,658 of accrued interest under the Mast Hill — Tranche 1 into 45,600 shares at $0.329375 per share (see Note 5).

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

Karbon-X Corp. (Registrant)

Date: April 20, 2026	By:	/s/ Chad Clovis
Chad Clovis Chief Executive Officer and Director (Principal Executive Officer)

Date: April 20, 2026	By:	/s/ Adriana Ebell
Adriana Ebell Acting Chief Financial Officer, (Principal Financial Officer)

