Form 10-K
period 2026-05-31
Karbon-X Corp.
filed 2026-09-15
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the fiscal year ended May 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $31,874,666, computed as 70,832,590 shares of common stock held by non-affiliates at the $0.45 closing price of the common stock on that date.

At September 10, 2026, the registrant had 98,964,757 shares of common stock issued and outstanding, of which 17,063,219 shares were held by officers and directors, valued at $3,165,227 at the $0.1855 closing price on September 10, 2026. At May 31, 2026 the registrant had 94,885,028 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

Carbon Credit Generation

Karbon-X Corp purchases verified carbon credits from numerous vendors and resells these credits to both industry and the general public. The Company has already begun funding projects in order to generate Karbon-X Corp carbon credits of its own. Once verified these projects will generate carbon credits that will be sold on its proprietary app platform (the Company’s mobile application). The platform generated its first direct application sales during fiscal 2026; the amounts were immaterial (approximately $6,300).

Developments

On June 27, 2025, the Company completed an asset acquisition from Allcot AG consisting of a portfolio of carbon-offset projects, together with intellectual property, database and contract rights; the subsidiary shares originally contemplated under the agreement were carved out by the parties and none were transferred. The cost of the acquisition, comprising the cash consideration paid and directly attributable legal and due-diligence costs, was $666,990 (see Note 5 to the consolidated financial statements). The transaction did not meet the definition of a business combination under ASC 805-10, because substantially all of the fair value of the gross assets acquired was concentrated in the project pipeline, a group of similar identifiable assets, and no processes, workforce or operations were acquired, and was accounted for as an asset acquisition under ASC 805-50. In connection with the acquisition the Company established Karbon-X Trading Limited (Cyprus), Allcot Limited, Karbon-X Iberia SL (formerly Allcot Soluciones España S.L.) and Allcot X Colombia S.A.S., each of which is consolidated from their inception date.

For the year ended May 31, 2026 the Company generated $55,860,322 of revenue, compared with $3,163,772 for the year ended May 31, 2025, principally from industrial carbon credit trading conducted through Karbon-X Trading Limited and Karbon-X Project, Inc.

During the year ended May 31, 2026, the Company issued 380,000 shares for cash proceeds of $242,000 (an average of $0.64 per share), 1,842,061 shares as compensation valued at $681,069 (an average of $0.37 per share), 24,038 shares in settlement of a finder’s fee, 88,000 commitment shares in connection with note financings, and 10,558,072 shares upon the conversion of convertible notes payable and accrued interest. At May 31, 2026 the Company had 94,885,028 shares of common stock issued and outstanding.

On August 13, 2025, the Company issued a $3,500,000 convertible note to Hedera Foundation SEZC. The note, together with $1,135,342 of accrued interest, was converted into common stock on May 29, 2026.

During the year the Company issued convertible notes to four other lenders with an aggregate face amount of $889,000, and issued two tranches of $500,000 each under a Master Note facility with an institutional lender (the “Lender”) on January 8, 2026 and February 18, 2026. In connection with the two tranches the Company issued warrants to purchase 250,000 and 258,064 shares of common stock at an exercise price of $0.001 per share.

On January 8, 2026, the Company issued a maintenance note to the Lender in the principal amount of $1,682,000. No cash was received on issuance; the note consideration was recorded as consideration payable to a customer, presented within other assets and other current assets, in accordance with ASC 606-10-32-25 through 32-27.

On November 24, 2025, the Company drew a $5,000,000 note from a lender. The note bears interest at 18% per annum, has a five-year term and is classified as long-term debt.

On February 9, 2026, the Company advanced CAD $2,300,000 to a borrower under a secured loan agreement bearing interest at 12.00% per annum. The loan is secured by a first-priority interest in 2,666,666 common shares of a British Columbia company listed on the TSX Venture Exchange

In April 2026, the Company entered into receivables financing arrangements with two financing providers. These arrangements do not qualify for sale accounting under ASC 860 and are accounted for as secured borrowings.

Historical Company Information

Karbon-X was incorporated in the State of Nevada on September 13, 2017 under the name Cocoluv, Inc. The articles provided for 200,000,000 authorized shares. At that time Reymund Guillermo was appointed as sole officer and director. On June 9, 2020, the Corporation filed a Certificate of Amendment with the State of Nevada effectuating a 50 for 1 forward stock split. On March 1, 2022, a change of control occurred when Mr. Guillermo resigned as director and all executive officer positions with the Company. Concurrent with Mr. Guillermo’s resignation, Mr. Chad Clovis was appointed as CEO, Director and President.

On February 21, 2022 Karbon-X Corp, formerly known as Cocoluv, Inc., a Nevada Corporation (“Karbon-X”) entered into a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”) to acquire 100% of the issued and outstanding equity of Karbon-X Project, Inc., a Canadian company (“Karbon-X Project”). Effective March 21, 2022, the parties closed the Reorganization Agreement.

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

Industrial Sales

Karbon-X Corp primarily operates in the voluntary carbon offset market. The Company sells carbon offsets to mining, forestry, civil earthworks, transportation and oil and gas servicing companies based on their total fossil fuel consumption for individual projects. This simple platform offers companies a way to reach their carbon neutrality goals while supporting C02 reducing projects for years to come.

When companies purchase carbon offsets from Karbon-X Corp directly to offset their fossil fuel consumption the credits are retired in the name of the customer which provides transparency.

Subscription Based Sales

The general public is able purchase carbon offsets from a mobile app that is subscription based, with multiple levels of investment for every budget. Each subscription will support C02 reducing projects such as direct air capture, green hydroelectric energy production, or reforestation and will reduce greenhouse gas emissions with provable, verifiable carbon credits. The app was soft-launched in 2023 and was completed and made publicly available in March 2025. Depending on the subscription selected, subscribers are allocated verified carbon credits corresponding to approximately 200 to 400 kilograms of CO₂ per month.

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

Employees

As of the date of this filing on Form 10-K, the Company has 43 employees and is actively recruiting new team members at all levels of the organization. (See "Executive Compensation"). The Company believes that its relations with its employees are good.

Legal Proceedings

In February 2024, Karbon-X were notified of a former employee filing a lawsuit against the company for wrongful termination. The Company has settled this suit.

In addition, a former contractor whose engagement was terminated in January 2026 has, through counsel, asserted claims for unpaid contractor fees and has threatened litigation. No proceeding has been commenced. The Company disputes the claims, considers that it has no liability for them and has asserted claims of its own against the contractor arising from the termination. The outcome of the dispute and the amount of any loss, if any, cannot presently be estimated. Other than as described above, as of the date hereof the Company is not party to any material legal proceedings.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks, and the market or trading price of our securities could decline due to any of these risks. In addition, please read the cautionary statement regarding forward-looking statements at the beginning of this Annual Report. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. In this Section, the terms the “Company,” “we”, “our” and “us” refer to Karbon-X Corp. as well as our subsidiaries Karbon-X Project, Inc, Karbon-X USA Corp, Karbon-X Trading, Allcot Limited, Karbon-X Iberia SL and Allcot X Colombia S.A.S.

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

During the year ended May 31, 2026 we raised approximately $5.4 million from convertible note issuances, $4.8 million from long-term debt, $0.6 million from receivables financing arrangements and $0.2 million from sales of common stock, which we are using for development and operations. However, if in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult or impossible to raise additional funds through debt or equity financings. If funds are not sufficient to support operations, we may need to pursue additional financings or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted considerably. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity. Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control.

We have identified a material weakness in our internal control over financial reporting, and if we fail to remediate it our financial statements may contain errors and investor confidence may be adversely affected.

As described in Item 9A, management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of May 31, 2026 because of a material weakness in our period-end financial reporting process. During fiscal 2026 our operations expanded significantly and we entered into a number of complex, non-routine transactions, and the accounting resources and review procedures in place for most of the year were not sufficient to ensure that those transactions and the year-end close were recorded and reviewed on a timely basis. We appointed a Chief Accounting Officer in February 2026 and have implemented additional close and review controls, but remediation is in progress and will require those controls to operate for a sufficient period before we can conclude that the material weakness has been remediated. If we are unable to remediate the material weakness, or if we identify additional material weaknesses, our financial statements could contain material misstatements, we could fail to meet our reporting obligations on a timely basis, and the market price of our common stock could be adversely affected.

There is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring losses, had negative working capital of $(4,040,004) and a stockholders’ deficit of $(5,984,102) at May 31, 2026, and have an accumulated deficit of $25,580,380. These conditions raise substantial doubt about our ability to continue as a going concern, as described in Note 1 to the consolidated financial statements. Our ability to continue depends on raising additional capital and ultimately achieving profitable operations, and there is no assurance that we will be able to do so on acceptable terms or at all. If we cannot, we may be forced to curtail or cease operations, and investors could lose their entire investment.

We depend on a small number of customers and counterparties, and our largest customer has not paid amounts invoiced.

One customer accounted for approximately 86% of our consolidated revenue for the year ended May 31, 2026, and a single trade receivable represented 69% of accounts receivable at that date. During the year we invoiced our largest customer EUR 6,457,500 for credits not yet delivered, of which EUR 3,797,500 remained unpaid at May 31, 2026 and has not been recognized as a receivable; we have made a written demand for payment. The loss of, or a dispute with, a significant customer or trading counterparty, or the failure of a counterparty to pay or to deliver credits, could materially reduce our revenue and cash flows.

Conversion of our outstanding convertible notes at floating prices could substantially dilute existing stockholders.

Substantially all of our convertible notes are convertible at discounts to the market price of our common stock, with conversion prices that reset by reference to recent trading prices. At May 31, 2026 we estimated that approximately 23.9 million shares were issuable on conversion of notes then outstanding, and we have issued further notes since the year end. Declines in our stock price increase the number of shares issuable and the dilution to existing holders, and sales of shares received on conversion could depress the market price of our common stock. Beneficial ownership limitations in the notes restrict the number of shares any holder may hold at one time but do not limit the aggregate number of shares issuable over time.

We operate in multiple countries and currencies, which exposes us to foreign exchange, regulatory and tax risks.

We conduct business through subsidiaries in Canada, Cyprus, Ireland, Spain and Colombia and transact in Canadian dollars, euros and Colombian pesos as well as U.S. dollars. Fluctuations in exchange rates affect our reported results and the U.S. dollar value of our foreign-currency receivables, payables and financing obligations. Operating in multiple jurisdictions also subjects us to differing carbon-market, tax, employment and regulatory regimes, and to the cost and complexity of maintaining compliance and internal controls across those jurisdictions.

The value of the DevvStream securities we hold and are entitled to receive is uncertain following the delisting of those shares.

We hold common shares of DevvStream Holdings Inc. and are entitled to receive additional shares under our agreements with that company. Those shares were delisted from the Nasdaq Stock Market on June 24, 2026, which may materially reduce their liquidity and value. Although the agreements provide a price-based true-up, the value we ultimately realize depends on the counterparty’s ability to deliver shares and on the market for those shares, and we may be unable to realize the carrying value of the securities and the related receivable.

We launched our products in 2023 and as a company, we have limited sales and marketing experience.

We soft-launched our app in early 2023 and it was completed and made publicly available in March 2025, and although we have hired highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing products on our own. In order to commercialize the app and our carbon credits business, we have to build our sales, marketing, distribution, managerial and other non-technical capabilities and make arrangements with third parties to perform these services when needed. We may have to hire sales representatives and district managers to fill sales territories. To the extent we rely on third parties to commercialize our business, we may receive less revenues or incur more expenses than if we had commercialized the products ourselves. In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts. If we are unable to successfully implement our commercial plans and drive adoption of our products by customers through our sales, marketing and commercialization efforts, or if our partners fail to successfully commercialize our products, then we may not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and future product opportunities. Similarly, we may not be successful in establishing the necessary commercial infrastructure, including sales representatives, wholesale distributors, legal and regulatory affairs teams. The establishment and development of commercialization capabilities to market our products has been and will continue to be expensive and time-consuming. As we continue to develop these capabilities, we will have to compete with other companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell our products may be adversely affected.

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

Purchasers of our common stock will experience dilution of their investment upon exercise of the employee stock option and other stock options, note conversions or issued common shares.

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

Dependence upon Management and Key Personnel

The Company is, and will be, heavily dependent on the skill, acumen and services of the management of the Company. The loss of the services of these individuals or any other key individuals, including specifically Chad Clovis, and certain others, for any substantial length of time would materially and adversely affect the Company’s results of operation and financial position.

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

During the fiscal year ended May 31, 2026, the Company did not experience any material cybersecurity incidents.

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

Item 2. Properties.

The Company has entered into an operating lease for office space in Calgary, Alberta commencing on July 1, 2025, with an early occupancy period beginning on February 1, 2025. The lease has a term of 5 years, expiring on June 30, 2030, and base rent escalates annually under the lease. Monthly payments, which are denominated in Canadian dollars and include the tenant’s proportionate share of occupancy costs, are CAD 13,070 to June 2026, CAD 14,179 to June 2027, CAD 14,733 to June 2029 and CAD 15,288 thereafter (approximately $9,472 to $11,080 at the May 31, 2026 exchange rate).

The Company’s principal executive offices are located at 6575 West Loop South, Suite 500, Bellaire, Texas, occupied under a month-to-month sublease from Cutler Law Group, P.C., the Company’s securities counsel.

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

Lease expense for operating leases generally consists of both fixed and variable components. Expense related to fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $183,059 and $167,086 for the years ended May 31, 2026 and 2025, including variable and short-term lease costs.

Item 3. Legal Proceedings.

In February 2024, we were notified of a former employee filing a lawsuit against the company for wrongful termination. We have settled this suit.

In addition, a former contractor whose engagement was terminated in January 2026 has, through counsel, asserted claims against us for unpaid contractor fees and has threatened litigation. No proceeding has been commenced. We dispute the claims, consider that we have no liability for them and have asserted claims of our own against the contractor arising from the termination. The outcome of the dispute and the amount of any loss, if any, cannot presently be estimated. We are not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Other than the threatened claim described above, we are not aware of any other legal proceedings pending or threatened against us or our properties.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in United States markets by OTC Markets Group, Inc., under the symbol “KARX.” The stock currently listed for trading on the OTCQB Market maintained by OTC Markets Group, Inc. The Company is working to regain a listing on the OTCQX market. However, there is no assurance that the common stock will continue to be traded on the OTC Markets or that any liquidity exists for our shareholders.

Market Price

The Company’s common stock is quoted on the OTCQB market maintained by OTC Markets Group, Inc. Trading has been limited and sporadic, and historical market prices do not necessarily reflect the current operations of the Company.

As of May 31, 2026, the Company had 200,000,000 shares of common stock authorized with 94,885,028 shares issued and outstanding.

Penny Stock Regulations

Our common stock trades on the OTCQB maintained by OTC Markets Group, Inc., a privately owned company headquartered in New York City, under the symbol “KARX.” The sale price of our common stock has been less than $5.00 per share. As such, the Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”

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

Holders

As of May 31, 2026, there were approximately 142 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

Transfer Agent

Our registrar and transfer agent is VStock Transfer, LLC., 18 Lafayette Place, Woodmere, New York 11598

Recent Sales of Unregistered Securities

During the year ended May 31, 2026, Karbon-X Corp completed the following issuances of unregistered securities pursuant to Rule 506(c) of the Securities Act of 1933, as amended, and Section 4(a)(2) thereof.

During the year ended May 31, 2026, the Company sold 380,000 shares of common stock for total cash proceeds of $242,000.

During the year ended May 31, 2026, the Company issued 1,842,061 shares of common stock as compensation, with a recorded value of $681,069.

During the year ended May 31, 2026, the Company issued 24,038 shares of common stock in settlement of a finder’s fee, with a recorded value of $12,980.

During the year ended May 31, 2026, the Company issued 88,000 commitment shares in connection with note financings, with a recorded value of $54,040.

During the year ended May 31, 2026, the Company issued 10,558,072 shares of common stock upon conversion of convertible notes payable and accrued interest totaling $7,008,995, which is presented in the consolidated statements of changes in shareholders’ equity and of cash flows net of $15,020 of costs applied against one conversion, or $6,993,975.

On January 8, 2026 and February 18, 2026, the Company issued warrants to purchase 250,000 and 258,064 shares of common stock, respectively, at an exercise price of $0.001 per share, in connection with an institutional lender’s Master Note facility.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Karbon-X Corp. for the fiscal years ended May 31, 2026 and May 31, 2025.

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

The following discussion highlights the Company’s results of operations and the principal factors that have affected its consolidated financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the Company’s consolidated financial condition and results of operations presented herein. The following discussion and analysis are based Karbon-X Corp’s audited consolidated financial statements contained in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

Karbon-X Corp. was incorporated in the State of Nevada under the name Cocoluv, Inc. on September 13, 2017 and established a fiscal year end of May 31. On April 14, 2022 the Company changed its name to Karbon-X Corp.

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

Carbon Credit Inventory

Carbon credit inventory is carried at the lower of cost and net realizable value. Judgment is required in assessing net realizable value for credits of different vintages, registries and project types, for which observable market prices may be limited.

Asset Acquisition and Acquired Intangible Assets

The June 2025 acquisition of assets from Allcot AG was accounted for as an asset acquisition under ASC 805-50, with the consideration paid, including transaction costs, allocated to the acquired project pipeline as a single asset group. Judgment is required in determining the unit of account, the 27-year weighted-average useful life over which the pipeline is amortized, and in evaluating the asset group for recoverability, which depends on management’s forecasts of project development cash flows.

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

Other than the derivative liabilities presented below, the carrying amount of the Company’s financial assets and liabilities approximate their fair values. The securities receivable (Note 16) represents the Company’s entitlement under the price-floor provisions of the Carbon Credit Purchase Agreement, is measured at the guaranteed amount of $1,137,197 less the fair value of the DEVS shares held, and is remeasured at each reporting date as that fair value changes; its carrying amount therefore approximates fair value.

The Company measures certain financial instruments at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. As of May 31, 2026, the Company evaluated the conversion features embedded in certain convertible promissory notes and determined that they require bifurcation and measurement at fair value as derivative liabilities.

The Company uses a path-dependent valuation model to estimate the fair value of the derivative liabilities associated with its convertible notes. The model incorporates significant unobservable inputs, including:

•	Expected stock price volatility
•	Risk-free interest rates
•	Estimated time to maturity
•	Probability of uplisting
•	Expected trading volumes

Because these inputs are unobservable and require significant management judgment, the Company has classified the derivative liabilities as Level 3 in the fair value hierarchy.

For the derivative embedded in the note issued under the Maintenance Agreement, the model measures the full conversion feature at a floating conversion price equal to 85% of the lowest volume weighted average price over the trailing ten trading days, resetting at each conversion, and applies the 4.99% beneficial ownership limitation as a path-dependent constraint on the timing of exercise rather than as a cap on the amount subject to conversion. The assumed rate of disposal of conversion shares is calibrated to the median daily trading volume of the Company’s common stock over the term of the note of approximately 15,000 shares per day.

During the year ended 31 May 2026 the Company changed the valuation technique used to measure its embedded conversion derivatives from a binomial lattice to a path-dependent Monte Carlo simulation. The conversion features carry a beneficial ownership limitation restricting the holder to 4.99% of the shares outstanding, the effect of which depends on the sequence of prior conversions and cannot be represented in a recombining lattice. The Company changed technique because the simulation reflects that feature and is therefore more representative of fair value. The change was applied prospectively as a change in accounting estimate. Under the lattice technique previously applied, which did not reflect the beneficial ownership limitation as a path-dependent constraint, the derivative embedded in the note issued under the Maintenance Agreement would have been measured at approximately $724,568 at May 31, 2026 using the same inputs; the simulation measured it at $302,715, a reduction of approximately $421,853, substantially all of which reflects the incorporation of the 4.99% limitation.

The following table summarizes the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of May 31, 2026 and 2025:

	Level 1	Level 2	Level 3	Total
May 31, 2026
Investments in equity securities	22,663	-	-	22,663
Total financial assets	22,663	-	$-	$22,663
May 31, 2025
Investments in equity securities	301,260	-	-	301,260
Total financial assets	301,260	-	$-	$301,260

	Level 1	Level 2	Level 3	Total
May 31, 2026
Derivative liabilities – convertible note conversion features	-	-	731,168	731,168
Total financial liabilities	-	-	$731,168	$731,168
May 31, 2025
Derivative liabilities – convertible note conversion features	-	-	168,358	168,358
Total financial liabilities	-	-	$168,358	$168,358

The following table summarizes the changes in Level 3 derivative liabilities measured at fair value on a recurring basis for the years ended May 31, 2026 and 2025.

	May 31, 2026	May 31, 2025
Balance at beginning of period	168,358	-
Recognized on issuance of convertible notes	1,443,150	95,431
Released to equity on conversion	(23,951)	-
Change in fair value recognized in earnings	(856,389)	72,927
Balance at end of period	731,168	168,358

The gain of $845,280 presented in the consolidated statements of operations for the year ended May 31, 2026 comprises the $856,389 change in fair value shown above, net of $11,109 recognized on the initial measurement of derivatives issued during the year.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, applying the five-step model: identifying the contract with the customer, identifying the performance obligations, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when or as each performance obligation is satisfied.

Principal versus agent. For substantially all of its revenue the Company has concluded that it acts as principal. In those arrangements the Company obtains control of the carbon credits before they are transferred to the customer: it holds the credits in its own registry accounts, bears inventory risk from the point of purchase or issuance until delivery, and has discretion in establishing the price charged to the customer. Revenue in those arrangements is recognized gross, at the consideration to which the Company expects to be entitled, with the cost of the credits presented in cost of revenue.

A minor portion of the Company’s revenue arises from arrangements in which the Company facilitates a trade between a counterparty and a purchaser without obtaining control of the underlying credits. In those arrangements the Company acts as agent and revenue is recognized net, in an amount equal to the commission or fee to which the Company is entitled.

Financial Condition and Results of Operations

Fiscal year ended May 31, 2026

For the Fiscal Year ended May 31, 2026 the Company generated $55,860,322 in revenue from its business operations and incurred a net loss of $13,589,546. As of May 31, 2026, the Company had negative working capital of $(4,040,004).

Sales and Revenue

For the Fiscal Year ended May 31, 2026 the Company generated $55,860,322 in revenue, an increase of $52,696,550 over the $3,163,772 generated in the year ended May 31, 2025. The increase is principally attributable to industrial carbon credit trading conducted through Karbon-X Trading Limited, a newly formed subsidiary, together with growth in the Company's existing carbon credit programs. Cost of revenue was $55,000,480, producing gross profit of $859,842 and a gross margin of 1.5%, compared with gross profit of $801,467 and a gross margin of 25.3% in the prior year. The decline in gross margin reflects the shift in the revenue mix towards high-volume, low-margin trading activity.

Operating Expenses

Operating expenses for the Fiscal Year ended May 31, 2026 totaled $11,925,399, compared with $7,449,148 in the prior year. Operating expenses included salaries and wages of $5,558,515, marketing expenses of $3,037,475, professional fees of $1,471,523 (including legal costs of the former-contractor dispute described in Item 3), a provision for credit losses on the loan receivable of $628,196 and other operating expenses of $1,229,690. The increase reflects the cost of the subsidiaries newly established following the Allcot asset acquisition and the expansion of the Company’s trading and corporate functions.

Net Loss

Net loss after income taxes was $13,589,546 during the Fiscal Year ended May 31, 2026, compared with $7,053,492 in the prior year. Total comprehensive loss, including a foreign currency translation gain of $241,080, was $13,348,466. The increase in net loss is principally attributable to interest expense of $3,321,168, which includes $1,003,557 of debt discount amortization, $125,570 of debt discount written off on conversion and $19,518 written off on the non-cash settlement of maintenance fees, together with the $628,196 provision for credit losses recorded on the loan receivable and the increase in operating expenses described above.

Liquidity and Capital Resources

The following table sets forth the major components of our statements and consolidated statements of cash flows for the periods presented.

Fiscal Year Ended May 31, 2026
Cash used in operating activities	$(7,861,240)
Cash provided by financing activities	$10,503,188
Cash used in investing activities	$(2,433,113)
Change in cash during the year	$450,943
Effect of exchange rate changes on cash	$242,108
Cash, beginning of period	$704,346
Cash, end of period	$1,155,289

As of May 31, 2026, the Company had $6,061,591 in current assets and $10,101,595 in current liabilities, resulting in negative working capital of $(4,040,004).

Total assets at May 31, 2026 were $9,617,713 (May 31, 2025: $6,779,972) and total liabilities were $15,601,815 (May 31, 2025: $8,149,045). Amounts invoiced under contracts on which neither the Company nor the counterparty had performed at the balance sheet date, and the corresponding contract liabilities and supplier balances, are not recognized; see Notes 9 and 16.

To date, the Company has financed its operations through equity sales, convertible note issuances, long-term debt and receivables financing arrangements.

During the year ended May 31, 2026, the Company received $5,370,145 of cash proceeds from convertible notes payable, $4,788,155 from long-term debt, $591,080 from receivables financing obligations and $242,000 from the sale of common stock.

Future Financing

In connection with its proposed business plan and possible acquisitions, the Company will be required to complete substantial and significant additional capital formation. Such formation could be through additional equity offerings, debt, bank financings or a combination of any source of financing. There can be no assurance that the Company will be successful in completion of such financings.

 Plan of Operations

As noted above, the continuation of our current plan of operations requires us to raise significant additional capital. If we are successful in raising capital through the sale of common shares, we believe that we will have sufficient cash resources to fund our plan of operations through fiscal 2027. If we are unable to do so, we may have to curtail and possibly cease some operations. We intend to use the net proceeds from the offering for research and development, operations, regulatory compliance, intellectual property, working capital and general corporate purposes.

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

Capital Expenditures

As of May 31, 2026 we had capital expenditures of $4,341 and capitalized app development costs of $82,146.

Commitments and Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern

To date the Company has generated $59,436,151 in revenues from its business operations and has incurred an accumulated deficit of $25,580,380. As of May 31, 2026, the Company has negative working capital of $(4,040,004). The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Karbon-X Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Karbon-X Corp. and Subsidiaries (“the Company”) as of May 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flow for each of the years in the two-year period ended May 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025 and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred an accumulated deficit since inception, has a negative working capital, and will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

September 15, 2026

KARBON-X CORP.

Consolidated Balance Sheets

	May 31, 2026	May 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,155,289	$704,346
Accounts receivable, net	634,291	1,782
Inventories, net	649,973	99,644
Loan receivable, net of allowance of $628,196	1,137,420	-
Prepaid expenses	1,177,770	865,674
Deposits	-	23,815
Investments in equity securities	22,663	301,260
Securities receivables	1,128,863	3,789,651
Other current assets	155,322	-
Total current assets	6,061,591	5,786,172

Property and equipment, net	8,004	6,132
Right of use asset, net	419,543	503,091
Contract fulfillment assets	554,579	-
Other assets	1,547,328	10,682
Internally developed software, net	382,323	473,895
Intangible assets, net	644,345	-
Total assets	$9,617,713	$6,779,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,255,577	$1,091,701
Deferred revenue	3,792,091	3,864,080
Convertible notes payable, net of discounts	1,906,056	2,301,666
Convertible notes – interest payable	182,688	181,353
Embedded derivative	731,168	168,358
Current portion of lease liabilities	101,262	60,475
Receivables financing obligations	591,080	-
Other current liabilities	541,673	21,146
Total current liabilities	10,101,595	7,688,779

Long-term debt	4,880,960	-
Non-current portion of lease liabilities	369,260	460,266
Convertible notes payable, non-current	250,000	-
Total liabilities	$15,601,815	$8,149,045

Commitments and contingencies	-	-

Shareholders’ equity (deficit)
Common stock $0.001 par value, 200,000,000 shares authorized, 94,885,028 and 81,992,857 shares issued and outstanding as of May 31, 2026 and May 31, 2025, respectively.	94,885	81,994
Additional paid-in capital	19,283,687	10,563,141
Accumulated deficit	(25,580,380)	(11,990,834)
Accumulated other comprehensive gain (loss)	217,706	(23,374)
Total shareholders’ equity (deficit)	(5,984,102)	(1,369,073)
Total liabilities and shareholders’ equity	$9,617,713	$6,779,972

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended	For the Year Ended
	May 31, 2026	May 31, 2025
Operations
Total revenue	$55,860,322	$3,163,772
Cost of revenue	55,000,480	2,362,305
Gross profit	859,842	801,467

Marketing expenses	3,037,475	2,044,903
Salaries and wages	5,558,515	3,774,034
Professional fees	1,471,523	859,088
Provision for credit losses	628,196	-
Other operating expenses	1,229,690	771,123
Total operating expenses	11,925,399	7,449,148

Loss from operations	(11,065,557)	(6,647,681)

Interest income (expense)	(3,321,168)	(339,204)
Gain (loss) on investment	-	-
Gain (loss) on change in fair value of derivative liabilities	845,280	(72,927)
Other income (expenses)	(48,101)	6,320
Net loss before income taxes	(13,589,546)	(7,053,492)
Federal income tax expense	-	-
Net loss	(13,589,546)	(7,053,492)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	241,080	(30,971)
Total comprehensive loss	(13,348,466)	(7,084,463)

Earnings Per Share
Weighted average basic and diluted shares outstanding	86,718,447	83,559,068
Basic and fully diluted loss per share	$(0.16)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended May 31, 2026 and 2025

	Common stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	capital	(deficit)	profit (loss)	Equity
Balance at May 31, 2024	82,174,750	$82,176	$7,675,826	$(4,937,342)	$7,597	$2,828,257
Issuance of shares for cash, net	1,926,742	1,927	1,707,511			1,709,438
Issuance of shares upon exercise of warrants	7,429	7	(7)			-
Issuance of shares as compensation	288,590	289	155,276			155,565
Issuance of shares upon conversion of notes payable	407,471	407	549,504			549,911
Option compensation expense			472,219			472,219
Cancelled shares	(2,812,125)	(2,812)	2,812			-
Net loss				(7,053,492)		(7,053,492)
Foreign currency translation					(30,971)	(30,971)
Balance at May 31, 2025	81,992,857	$81,994	$10,563,141	$(11,990,834)	$(23,374)	$(1,369,073)
Issuance of shares for cash	380,000	380	241,620			242,000
Issuance of shares as compensation	1,842,061	1,841	679,228			681,069
Issuance of shares for finder's fee	24,038	24	12,956			12,980
Issuance of commitment shares	88,000	88	53,952			54,040
Issuance of shares upon conversion of notes payable and accrued interest	10,558,072	10,558	6,983,417			6,993,975
Option compensation expense			582,551			582,551
Issuance of warrants			166,822			166,822
Net loss				(13,589,546)		(13,589,546)
Foreign currency translation					241,080	241,080
Balance at May 31, 2026	94,885,028	$94,885	$19,283,687	$(25,580,380)	$217,706	$(5,984,102)

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Consolidated Statements of Cash Flow

	For the Year Ended	For the Year Ended
	May 31, 2026	May 31, 2025
Cash flows from operating activities
Net loss	$(13,589,546)	$(7,053,492)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	197,804	3,225
Amortization of right of use asset	83,548	29,215
Amortization of debt discount	1,003,557	-
Debt discount written off on conversion and on settlement of maintenance fees	145,088	-
(Gain) loss on change in fair value of derivative liabilities	(856,389)	168,358
Accrued interest income on loan receivable	(62,164)	-
Provision for credit losses	628,196	-
Equity-based compensation expense	1,263,620	627,495
Other non-cash equity issuances, net	(4,784)	-
Costs incurred on contract fulfillment assets (Note 6)	(554,579)	-
Operating lease payments	(50,219)	196,239
Unrealized loss on equity securities and the related securities receivable, net	11,859	(4,090,911)
Changes in operating assets and liabilities:
Accounts receivable	(632,509)	118,502
Inventories	(550,329)	217,094
Prepaid expenses	(312,096)	(888,489)
Other current assets	(7,888)	(166,641)
Accounts payable	1,163,876	334,486
Deferred revenue	2,855,537	3,864,080
Accrued interest payable	1,312,939	-
Other current liabilities	156,750	141,896
Intercompany balances and other assets, net	(63,511)	-
Cash used in operating activities	(7,861,240)	(6,498,943)

Cash flows from investing activities
Acquisition of property and equipment	(4,341)	(2,543)
Capitalized app development costs	(82,146)	-
Loan receivable issued	(1,703,451)	-
Acquisition of project pipeline (Note 5)	(666,990)	-
Deposits	23,815	-
Cash used in investing activities	(2,433,113)	(2,543)

Cash flows from financing activities
Proceeds from convertible notes payable	5,370,145	2,851,863
Payments on convertible notes payable	(851,969)	-
Proceeds from long-term debt	4,788,155	-
Proceeds from receivables financing obligations, net	591,080	-
Proceeds from short-term advance (included in other current liabilities)	363,777	-
Proceeds from sale of common stock	242,000	1,709,437
Cash provided by financing activities	10,503,188	4,561,300

Effect of translation changes on cash	242,108	(30,868)

Change in cash and cash equivalents	450,943	(1,971,054)
Cash, beginning of period	704,346	2,675,400
Cash, end of period	$1,155,289	$704,346

Non-cash investing and financing activities
Conversion of notes payable and accrued interest to common stock	$6,993,975	$549,911
Debt discount recognized at issuance – convertible notes	1,443,150	141,529
Convertible note issued as consideration payable to a customer (Note 7)	1,682,000	-
Shares and warrants issued in connection with note financings	238,625	-
Reclassification of a convertible note to long-term	250,000	-
Interest prepaid at closing, withheld from the advance	77,083	-
Maintenance fees earned and settled against convertible notes payable and accrued interest	61,431	-
Derecognition of the securities receivable and deferred revenue on termination of the DevvStream forward purchase agreement	2,927,526	-

Supplemental disclosures
Cash paid for interest	$504,347	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

KARBON-X CORP.

Notes to Consolidated Financial Statements

May 31, 2026

Note 1 – Basis of Presentation and Significant Accounting Policies

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

Under generally accepted accounting principles in the United States ("US GAAP"), because the combined entity will be dependent on Karbon-X's senior management, the Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Karbon-X is considered the acquirer for accounting and financial reporting purposes. On the date of the reorganization, the assets and liabilities of Karbon-X have been brought forward at their book value and consolidated with Cocoluv, Inc.’s assets. No goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements are those of Karbon-X and are recorded at the historical cost basis of Karbon-X.

Going concern

The Company has generated significant revenue from its business operations but has incurred an accumulated deficit of $25,580,380 since inception. At May 31, 2026 the Company had negative working capital of $(4,040,004). The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements, note issuances and other financing arrangements as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Karbon-X Project, Inc. (Canada), Karbon-X USA Corp. (Nevada), Karbon-X Trading Limited (Cyprus), Allcot Limited (Ireland), Karbon-X Iberia SL (formerly Allcot Soluciones España S.L.) (Spain) and Allcot X Colombia S.A.S. (Colombia). Karbon-X Trading Limited, Allcot Limited, Karbon-X Iberia SL and Allcot X Colombia S.A.S. were formed during the year ended May 31, 2026 and are consolidated from their respective formation dates. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements present the consolidated balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These consolidated financial statements are presented in the United States dollar and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include the inputs used to value embedded derivatives, options and warrants, the expected credit losses on the loan receivable, the variable consideration under the Maintenance Agreement, the useful lives of long-lived assets and the realizability of deferred tax assets. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers for goods or services provided by the Company. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses of $0 and $0 as of May 31, 2026 and 2025, respectively. The Company does not charge interest on outstanding balances and does not require collateral.

In accordance with ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), the Company applies a forward-looking current expected credit loss model to financial assets carried at amortized cost. The Company applies a loss-rate method by pool, adjusted for current conditions and reasonable and supportable forecasts, as permitted by ASC 326-20-30-3. Trade receivables arising from contracts with customers are assessed as a single pool. Receivables arising from operating leases are outside the scope of ASC 326 under ASC 326-20-15-3 and their collectibility is assessed under Topic 842 instead, where a collectibility concern is reflected as a limitation on lease income rather than as an allowance for credit losses. The receivable for costs recharged to a related party under a cost-sharing arrangement does not share risk characteristics with the pool and is evaluated individually. The loan receivable and the securities receivable are also evaluated individually.

In assessing expected credit losses at May 31, 2026 management considered the absence of any credit losses recognized in the years ended May 31, 2024, 2025 and 2026; the ageing of the pooled trade receivables, every balance in which was current or less than 30 days past due at the year end; counterparty credit quality, no counterparty with a recognized receivable being in default, in insolvency proceedings or subject to a known dispute; and current conditions and forward-looking information, including volatility in voluntary carbon market pricing, which affects the carrying value of credits held as inventory rather than the collectibility of amounts already invoiced for credits delivered. Applying a nil historical loss rate, with no adjustment indicated, produces a nil allowance. Accordingly no allowance for credit losses is recognized at May 31, 2026 and none has been recognized in any prior period. There is no allowance account to roll forward and there have been no recoveries of previously written off amounts.

Of the $634,291 of accounts receivable at May 31, 2026, $41,132 is sublease rent receivable from a related party, which is an operating lease receivable outside the scope of ASC 326. The trade receivables assessed under the pooled credit loss model are therefore $593,159.

Amounts invoiced to a customer in advance of delivery under contracts that require payment before the Company transfers the credits are not recognized as receivables unless the Company has an unconditional right to the consideration and collection is probable. During the year ended May 31, 2026 the Company reassessed the collectibility of EUR 3,797,500 (USD $4,421,809) invoiced to a single customer for credits not yet delivered and, because collection of that amount was no longer considered probable, derecognized the receivable and the corresponding contract liability under ASC 606-10-25-6 and 606-10-25-7. The derecognition is not a credit loss, no allowance or write-off has been recorded, and it has no effect on the statement of operations. See Note 9.

Receivables Financing

The Company has entered into receivables financing arrangements whereby it receives cash advances in exchange for rights to future trade receivables. These transactions do not qualify for sale accounting under ASC 860 and are accounted for as secured borrowings. The advances are secured by rights to receivables as they arise rather than by specific outstanding invoices; the related obligations are recorded within current liabilities and are reduced as collections on the related receivables are remitted. The obligations are carried at the net proceeds received and accreted to the purchased amount using the effective interest method under ASC 835-30, with the accretion recorded in interest expense. See Note 13.

Costs to Fulfill a Contract

The Company capitalizes costs incurred to fulfill a contract with a customer under ASC 340-40-25-5 where those costs relate directly to an identified contract, generate or enhance resources that will be used to satisfy performance obligations under the contract, and are expected to be recovered. Capitalized costs are recognized in cost of revenue on a systematic basis consistent with the transfer to the customer of the credits to which they relate, beginning when deliveries under the contract commence; no amortization has been recognized to date. See Note 6.

Project Costs

The cost of acquiring a portfolio of carbon-offset projects in an asset acquisition is capitalized as an acquired project pipeline intangible asset. The pipeline consists of the Company’s contractual and registry rights in the acquired projects — project development and offtake agreements, registry listings, project design documentation and the related database and intellectual property — rather than physical assets or issued credits, and is therefore accounted for as an intangible asset under ASC 350-30 and amortized over the weighted-average period in which the projects are expected to generate credits (Note 5). Costs incurred after acquisition to develop projects and generate credits are capitalized as contract fulfillment assets where they relate to an identified offtake contract and meet the criteria in ASC 340-40-25-5, or as inventory when credits are issued to the Company’s registry accounts, and are recognized in cost of revenue when the related credits are delivered or sold. All other project development costs are expensed as incurred. The Company carries no project work in process within inventory at May 31, 2026.

Loan Receivable

Loans receivable are recorded at the principal amount outstanding plus accrued interest. Interest income is recognized as earned. Loans receivable are assessed individually for expected credit losses under ASC 326 based on the borrower’s financial condition, its identified sources of repayment and the fair value of collateral held. An allowance for credit losses of $628,196 was recognized at May 31, 2026. See Note 8.

Capitalized Application Development Costs

The Company develops mobile applications for use by its customers and, because the software is not sold, leased or otherwise marketed as a separate product, accounts for the related costs as internal-use software under ASC 350-40. Costs incurred during the preliminary project stage are expensed as incurred; costs incurred during the application development stage are capitalized; and costs incurred after the software is substantially complete and ready for its intended use, including maintenance and post-implementation costs, are expensed as incurred. Capitalized costs are amortized on a straight-line basis over an estimated useful life of three years beginning when the software is substantially complete and ready for its intended use. Capitalized costs of applications still in the application development stage are carried as in-process software and are not amortized until that date. See Note 17.

Intangible Assets

Intangible assets acquired in an asset acquisition are recorded at cost, being the consideration transferred plus directly attributable acquisition costs, in accordance with ASC 805-50. The acquired project pipeline is a finite-lived intangible asset and is amortized on a straight-line basis over its weighted-average estimated useful life of 27 years from the acquisition date. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 5.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. There was no authoritative U.S. GAAP effective for the year ended May 31, 2026 addressing the recognition and measurement of environmental credits. In the absence of then-effective authoritative guidance specific to environmental credits, the Company accounts for carbon credits held for sale in the ordinary course of business by analogy to ASC 330, Inventory, consistent with prevailing industry practice. ASC 818, Environmental Credits and Environmental Credit Obligations, established by ASU 2026-02 and issued in May 2026, was not effective for the periods presented; see Recently Issued Accounting Standards below. This policy is disclosed in accordance with ASC 235-10-50-1 because the accounting for a non-physical, non-traditional asset by analogy to inventory represents an unusual or innovative application of generally accepted accounting principles that materially affects the determination of financial position and results of operations. Carbon credit inventory of $649,973 is recognized at May 31, 2026 (May 31, 2025: $99,644); see Note 3.

Investments

The Company accounts for investments with a 20% to 50% ownership and a significant but not controlling influence as equity method investments. Investments with a greater than 50% ownership and a controlling influence are accounted for using the consolidation method. The Company assesses the potential impairment of equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The Company has accounted for its investment in its subsidiary Karbon-X Project, Inc using the consolidation method.

The Company also holds equity securities that do not give it significant influence. Such securities are measured at fair value with changes recognized in earnings in accordance with ASC 321, Investments—Equity Securities. Where a contractual true-up provision guarantees recovery of a fixed value, the shortfall between the fair value of the securities and the guaranteed amount is recognized as a securities receivable. See Note 16.

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

Other than the derivative liabilities presented below, the carrying amount of the Company’s financial assets and liabilities approximate their fair values. The securities receivable (Note 16) represents the Company’s entitlement under the price-floor provisions of the Carbon Credit Purchase Agreement, is measured at the guaranteed amount of $1,137,197 less the fair value of the DEVS shares held, and is remeasured at each reporting date as that fair value changes; its carrying amount therefore approximates fair value.

The Company measures certain financial instruments at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. As of May 31, 2026, the Company evaluated the conversion features embedded in certain convertible promissory notes and determined that they require bifurcation and measurement at fair value as derivative liabilities.

The Company uses a path-dependent valuation model to estimate the fair value of the derivative liabilities associated with its convertible notes. The model incorporates significant unobservable inputs, including:

•	Expected stock price volatility
•	Risk-free interest rates
•	Estimated time to maturity
•	Probability of uplisting
•	Expected trading volumes

Because these inputs are unobservable and require significant management judgment, the Company has classified the derivative liabilities as Level 3 in the fair value hierarchy.

For the derivative embedded in the note issued under the Maintenance Agreement, the model measures the full conversion feature at a floating conversion price equal to 85% of the lowest volume weighted average price over the trailing ten trading days, resetting at each conversion, and applies the 4.99% beneficial ownership limitation as a path-dependent constraint on the timing of exercise rather than as a cap on the amount subject to conversion. The assumed rate of disposal of conversion shares is calibrated to the median daily trading volume of the Company’s common stock over the term of the note of approximately 15,000 shares per day.

During the year ended 31 May 2026 the Company changed the valuation technique used to measure its embedded conversion derivatives from a binomial lattice to a path-dependent Monte Carlo simulation. The conversion features carry a beneficial ownership limitation restricting the holder to 4.99% of the shares outstanding, the effect of which depends on the sequence of prior conversions and cannot be represented in a recombining lattice. The Company changed technique because the simulation reflects that feature and is therefore more representative of fair value. The change was applied prospectively as a change in accounting estimate. Under the lattice technique previously applied, which did not reflect the beneficial ownership limitation as a path-dependent constraint, the derivative embedded in the note issued under the Maintenance Agreement would have been measured at approximately $724,568 at May 31, 2026 using the same inputs; the simulation measured it at $302,715, a reduction of approximately $421,853, substantially all of which reflects the incorporation of the 4.99% limitation.

The following table summarizes the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of May 31, 2026 and 2025:

	Level 1	Level 2	Level 3	Total
May 31, 2026
Investments in equity securities	22,663	-	-	22,663
Total financial assets	22,663	-	$-	$22,663
May 31, 2025
Investments in equity securities	301,260	-	-	301,260
Total financial assets	301,260	-	$-	$301,260

	Level 1	Level 2	Level 3	Total
May 31, 2026
Derivative liabilities – convertible note conversion features	-	-	731,168	731,168
Total financial liabilities	-	-	$731,168	$731,168
May 31, 2025
Derivative liabilities – convertible note conversion features	-	-	168,358	168,358
Total financial liabilities	-	-	$168,358	$168,358

The following table summarizes the changes in Level 3 derivative liabilities measured at fair value on a recurring basis for the years ended May 31, 2026 and 2025.

	May 31, 2026	May 31, 2025
Balance at beginning of period	168,358	-
Recognized on issuance of convertible notes	1,443,150	95,431
Released to equity on conversion	(23,951)	-
Change in fair value recognized in earnings	(856,389)	72,927
Balance at end of period	731,168	168,358

The gain of $845,280 presented in the consolidated statements of operations for the year ended May 31, 2026 comprises the $856,389 change in fair value shown above, net of $11,109 recognized on the initial measurement of derivatives issued during the year.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, applying the five-step model: identifying the contract with the customer, identifying the performance obligations, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when or as each performance obligation is satisfied.

Revenue by product and service consisted substantially of carbon credit sales in both periods presented. Subscription revenue from the mobile application was approximately $6,300 for the year ended May 31, 2026 and consulting, advisory and service revenue was approximately $191,000, or 0.3% of revenue, for the year ended May 31, 2026 and was not significant in the prior year.

Principal versus agent. For substantially all of its revenue the Company has concluded that it acts as principal. In those arrangements the Company obtains control of the carbon credits before they are transferred to the customer: it holds the credits in its own registry accounts, bears inventory risk from the point of purchase or issuance until delivery, and has discretion in establishing the price charged to the customer. Revenue in those arrangements is recognized gross, at the consideration to which the Company expects to be entitled, with the cost of the credits presented in cost of revenue.

A minor portion of the Company’s revenue arises from arrangements in which the Company facilitates a trade between a counterparty and a purchaser without obtaining control of the underlying credits. In those arrangements the Company acts as agent and revenue is recognized net, in an amount equal to the commission or fee to which the Company is entitled.

Sales of carbon credits. Revenue is recognized at the point in time at which control of the credit transfers to the customer, which is when the credit is retired on the customer’s behalf or transferred into the customer’s registry account.

Subscription revenue. Revenue from the Company’s mobile application subscriptions is recognized over the subscription period as the related performance obligation is satisfied over time.

Consulting and service revenue. Rates for consulting services are typically charged per day, per hour or on a similar basis. Revenue is recognized over the period in which the service is provided. Where the Company’s right to consideration corresponds directly with the value to the customer of the services performed to date, the Company applies the practical expedient in ASC 606-10-55-18 and recognizes revenue in the amount it has the right to invoice, and does not disclose the transaction price allocated to the remaining performance obligations of those contracts.

Contract balances. Consideration received before the related credits are transferred to the customer is recorded as deferred revenue and recognized in revenue when control transfers. See Note 9. The Company also provides advisory and property maintenance services under a long-term maintenance agreement with a customer. Maintenance fees are earned monthly, are variable based on the net rental income of the serviced facility, and are recognized over time as the services are performed; one-time or emergency services are recognized at the point in time the service is delivered. Consideration payable to a customer is recognized as a reduction of the transaction price under ASC 606-10-32-25 and 32-27; the related asset of $1,620,569 at May 31, 2026 is presented within other assets ($1,473,135) and other current assets ($147,434). See Note 7. Costs incurred to fulfill a contract that meet the criteria in ASC 340-40-25-5 are capitalized. See Note 6.

Disaggregation of revenue. The following table disaggregates revenue by the jurisdiction of the contracting subsidiary:

Year ended	May 31, 2026	May 31, 2025
United States	$1,415,055	$-
Canada	6,054,808	3,163,772
Cyprus	47,878,698	-
Ireland	425,135	-
Colombia	86,626	-
Spain	-	-
Total revenue	$55,860,322	$3,163,772

Revenue above is disaggregated by the jurisdiction of the contracting subsidiary, which is not necessarily the location of the customer. The prior year comparative was earned substantially in Canada.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar ("USD"). The functional currency of each entity is the currency of the primary economic environment in which it operates: the Canadian dollar for Karbon-X Project, Inc.; the United States dollar for Karbon-X Corp., Karbon-X USA Corp. and Allcot Limited; the euro for Karbon-X Trading Limited and Karbon-X Iberia SL; and the Colombian peso for Allcot X Colombia S.A.S.

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

Compensated Absences

Employees earn vacation that accumulates with service and, to the extent unused, is payable on termination of employment. The Company accrues a liability for vacation earned but unused at each balance sheet date, measured at current rates of pay, in accordance with ASC 710. At May 31, 2026 the accrued vacation liability was $69,465 and is included in other current liabilities (Note 10). Sick leave does not vest and is not paid out on termination, and is therefore expensed as taken.

Warrants and Options

There is estimation uncertainty with respect to selecting inputs to the Black-Scholes model used to determine the fair value of warrants (Note 15) and options (Note 18). For warrants issued during the year ended May 31, 2026 these inputs included a stock price of $0.39 – $0.40, an exercise price of $0.001, expected volatility of 85%, an expected life of 5 years, a risk-free interest rate of 3.66% – 3.74% and an expected dividend yield of 0%. Expected volatility was determined by reference to the historical volatility of a peer company, Carbon Streaming Corp., rather than the Company’s own trading history, because trading in the Company’s common stock on the OTC market has been limited and sporadic and management did not consider its historical price series a reliable basis for expected volatility.

The above estimates and assumptions are reviewed regularly. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Earnings per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of May 31, 2026, potential dilutive securities of approximately 28,038,971 shares (May 31, 2025: 6,663,148 shares) had an anti-dilutive effect and were not included in the calculation of diluted net loss per share.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, trade receivables, the securities receivable and the loan receivable. The Company maintains its cash with financial institutions in Canada, the United States, Cyprus, Ireland, Spain and Colombia; balances may from time to time exceed insured limits. The Company performs ongoing credit evaluations of its counterparties and does not generally require collateral, other than in respect of the loan receivable. See Note 22.

Segment Reporting

The Company’s Chief Executive Officer is the chief operating decision maker. He reviews financial information on a consolidated basis to allocate resources and assess performance, and does not review discrete measures of profit or loss or assets for any subsidiary, jurisdiction, product or activity. The Company therefore operates as a single operating and reportable segment, being the sourcing, development and sale of environmental credits. The chief operating decision maker reviews gross profit, EBITDA and net loss, each on a consolidated basis, together with the consolidated cash forecast, and uses them to monitor performance against budget and the prior year and to decide the allocation of capital, the Company’s cost structure and its financing. The measure of segment profit or loss reported below is consolidated net loss, being the measure most consistent with the measurement principles used in these consolidated financial statements. Segment revenue, profit or loss and assets equal the corresponding consolidated amounts, so no reconciling items arise. The significant expense categories regularly provided to the chief operating decision maker, and the amount of other segment items, are set out in the table below.

	May 31, 2026	May 31, 2025
Revenue	55,860,322	3,163,772
Cost of revenue	(55,000,480)	(2,362,305)
Salaries and wages, excluding stock compensation	(4,975,964)	(3,301,815)
Stock compensation	(582,551)	(472,219)
Marketing expenses	(3,037,475)	(2,044,903)
Professional fees	(1,471,523)	(859,088)
Travel and entertainment	(209,335)	(334,545)
Depreciation and amortization	(197,804)	(3,225)
Rent	(183,059)	(167,086)
Dues and subscriptions	(114,920)	(69,324)
Office and administrative	(105,906)	(61,144)
Bank and transaction fees	(50,839)	(37,910)
Provision for credit losses	(628,196)	-
Other operating expenses	(367,827)	(97,889)
Total significant segment expenses	(66,925,879)	(9,811,453)
Revenue less significant segment expenses	(11,065,557)	(6,647,681)
Other segment items	(2,523,989)	(405,811)
Net loss	(13,589,546)	(7,053,492)

Stock compensation is option expense presented within salaries and wages; a further $681,069 of shares issued as compensation for services is recognized in other captions, and total share-based compensation of $1,263,620, as presented in the consolidated statement of cash flows. Other segment items comprise interest income and expense, the change in fair value of derivative liabilities and other non-operating items; income tax expense was nil in both periods. Segment assets equal consolidated total assets.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net loss, total stockholders’ equity or cash flows. Prior year prepaid expenses, other assets, capitalized app development costs and lease liabilities have been presented on separate lines consistent with the current year balance sheet captions.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has issued several updates relevant to the Company:

Update 2025-01: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date Effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the disclosure impact; the update does not affect recognition or measurement and is not expected to have a material effect.

Update 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Effective for public business entities for annual periods beginning after December 15, 2024. Adopted for the year ended May 31, 2026; the expanded rate reconciliation categories and income taxes paid disclosures are reflected in Note 19 and did not affect recognition or measurement.

Update 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. Effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. Not yet adopted; the Company is evaluating the update and does not expect a material effect.

Update 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the disclosure impact; the update does not affect recognition or measurement and is not expected to have a material effect.

Update 2024-02: Codification Improvements—Amendments to Remove References to the Concepts Statements. Effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, effective for fiscal years beginning after December 15, 2025. Early application is permitted. Adopted for the year ended May 31, 2026 with no effect on the consolidated financial statements.

Update 2024-01: Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. Effective for public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. Adopted for the year ended May 31, 2026 with no effect, as the Company has not granted profits interest awards.

In May 2026 the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation and disclosure requirements for entities that generate, purchase or receive environmental credits, or that have a regulatory compliance obligation that may be settled with environmental credits. Environmental credit assets are recognized and measured according to their intended use and how they were obtained. The standard is effective for public business entities for annual periods beginning after December 15, 2027, including interim periods within those periods, which for the Company is the fiscal year beginning June 1, 2028, with early adoption permitted as of the beginning of an annual reporting period. Because the Company generates, purchases and holds carbon credits, ASU 2026-02 is expected to be significant to the Company and management is assessing its effect on the consolidated financial statements.

The Company applied the amendments in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, for the year ended May 31, 2025, and has applied them retrospectively to all periods presented; the interim disclosure requirements of the Update were first applied in the quarter ended August 31, 2025. The Company is evaluating the impact of the remaining standards above on its consolidated financial statements.

In July 2025 the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments permit an entity to apply a practical expedient under which current conditions as of the balance sheet date are assumed to remain unchanged for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those periods, and are applied prospectively. Early adoption is permitted. The Company has not early adopted the amendments and will adopt them in the year ending May 31, 2027. The Company does not expect adoption to have a material effect on its consolidated financial statements, as no allowance for credit losses is recognized and trade accounts receivable are short-dated.

Note 2 – Prepaid Expenses

As of May 31, 2026 and May 31, 2025, prepaid expenses consisted of the following:

Description	May 31, 2026	May 31, 2025
Prepaid carbon credit procurement	$-	$636,563
Prepaid sponsorship and marketing	500,833	179,532
Prepaid biochar equipment deposit	591,045	-
Other prepaids	85,892	49,579
Total	$1,177,770	$865,674

At May 31, 2026 the Company had been invoiced EUR 6,375,000 (USD $7,423,050) by a supplier for I-REC certificates that had not been transferred to the Company. Under the related sales agreement the Company is obliged to pay only for certificates transferred to its registry account, and no amount had been paid. Accordingly neither a prepaid asset nor a liability is recognized for those certificates at May 31, 2026; the corresponding sale to the Company’s customer is described in Note 9.

Note 3 – Inventory

Inventory as of May 31, 2026 and May 31, 2025, consisted of the following:

Description	May 31, 2026	May 31, 2025
Carbon credit inventory	$649,973	$99,644
Total	$649,973	$99,644

Carbon credit inventory represents carbon credits currently held for sale and is stated at the lower of cost or net realizable value. No project work in process is carried within inventory at May 31, 2026. Project costs incurred during the year that met the recognition criteria for the acquired project pipeline and for contract fulfillment assets are presented within those captions rather than within inventory. See Notes 5 and 6. Carbon credit inventory is accounted for by analogy to ASC 330 in the absence of then-effective authoritative guidance specific to environmental credits, as described in Note 1. The carbon credit inventory held by Karbon-X Project Inc. is subject to the general security interest granted under the receivables financing arrangements described in Note 13.

Note 4 – Property and Equipment

The amount of property and equipment as of May 31, 2026 and May 31, 2025, consisted of the following:

Description	May 31, 2026	May 31, 2025
Furniture and fixtures	$12,704	$9,076
Computer and equipment	4,356	3,664
Total property cost	$17,060	$12,740
Accumulated depreciation	(9,056)	(6,608)
Property and equipment, net	$8,004	$6,132

Depreciation expense for the years ended May 31, 2026 and May 31, 2025 was $2,448 and $3,225, respectively. Total depreciation and amortization, including amortization of capitalized app development costs and of the acquired project pipeline, was $197,804 and $3,225, respectively.

Note 5 – Acquired Project Pipeline

On May 14, 2025 the Company entered into an Asset Purchase Agreement with Allcot AG to acquire specified assets, including intellectual property, a database, a project pipeline and contract rights; the subsidiary shares originally contemplated under the agreement were carved out by the parties and none were transferred. The acquisition completed on June 27, 2025.

The transaction did not meet the definition of a business combination under ASC 805-10 because substantially all of the fair value of the gross assets acquired was concentrated in the project pipeline, a group of similar identifiable assets, and the acquired group of assets did not include an integrated set of activities, processes or an organized workforce capable of producing outputs. Accordingly the acquisition has been accounted for as an asset acquisition in accordance with ASC 805-50, under which the cost of the acquisition is the consideration transferred plus directly attributable transaction costs, allocated to the assets acquired on the basis of their relative fair values. No goodwill is recognized.

The acquired project pipeline is presented within intangible assets on the consolidated balance sheet and comprised the following at May 31, 2026:

Description	May 31, 2026	May 31, 2025
Acquired project pipeline, at cost	$666,990	$-
Accumulated amortization	(22,645)	-
Intangible assets, net	$644,345	$-

The acquired project pipeline comprises the cash consideration paid to the sellers together with the legal and due diligence costs directly attributable to the acquisition, and is accounted for as a single asset group because the assets were acquired for one undivided purchase price. Amortization is recognized on a straight-line basis over a weighted-average useful life of 27 years beginning July 1, 2025. Amortization expense of $21,617, translated at the average rate for the period, was recognized for the year ended May 31, 2026; the $22,645 of accumulated amortization above is translated at the closing rate, and the $1,028 difference is recognized in the cumulative translation adjustment. Estimated annual amortization is approximately $24,700 for each of the next five fiscal years. Management evaluated the asset group for recoverability and concluded that no impairment existed at May 31, 2026.

In connection with the acquisition the Company established Karbon-X Trading Limited (Cyprus), Allcot Limited, Karbon-X Iberia SL (formerly Allcot Soluciones España S.L.) and Allcot X Colombia S.A.S., each a newly incorporated subsidiary consolidated from its formation date. No legal entities, employees or operations were acquired from Allcot AG.

Note 6 – Contract Fulfillment Assets

The Company capitalizes costs incurred to fulfill a contract with a customer in accordance with ASC 340-40-25-5 when such costs relate directly to an identified contract, generate or enhance resources that will be used to satisfy performance obligations under the contract, and are expected to be recovered through future contract revenues. Capitalized fulfillment costs are recognized in cost of revenue on a systematic basis consistent with the delivery of the credits to which they relate, beginning when deliveries under the contract commence.

Contract fulfillment assets represent costs incurred to fulfill the ABC Mangrove Senegal offtake contract with Woodside, capitalized under ASC 340-40. The related performance obligations are expected to be satisfied over a period greater than twelve months from the balance sheet date, currently expected in late calendar 2027 and the asset is therefore presented as non-current. Contract fulfillment assets comprised the following:

Description	May 31, 2026	May 31, 2025
ABC Mangrove Senegal – costs to fulfill the Woodside offtake contract	$554,579	$-
Total	$554,579	$-

No amortization was recorded during the year ended May 31, 2026 because deliveries under the contract have not commenced; amortization will begin when the first credits are delivered to the customer, currently expected in late calendar 2027. The asset is assessed for impairment at each reporting date; no impairment was recognized in the year ended May 31, 2026.

Note 7 – Other Assets, Maintenance Agreement and Consideration Payable to a Customer

On January 8, 2026, the Company entered into a Maintenance Agreement with an institutional lender that also holds convertible notes of the Company (the “Lender”) to provide property maintenance and related services at a commercial facility in Corsicana, Texas through October 2035. Fees are payable monthly and are calculated as gross rental income from the facility, less specified operating costs and a maintenance reserve. As consideration for the Lender’s execution of the agreement, the Company issued the Lender a convertible promissory note with an original principal amount of $1,682,000 and received no cash proceeds (see Note 11).

The Company accounts for the $1,682,000 as consideration payable to a customer and a reduction of the transaction price under ASC 606-10-32-25. Under ASC 606-10-32-27, the reduction is recognized at the later of the date the related revenue is recognized or the date the consideration is promised.

The Company began performing services under the agreement in January 2026. Monthly fees earned have been applied against the outstanding balances of the Lender’s Master Note Tranche 1 and Tranche 2 rather than settled in cash. Fees earned from January through May 2026 were $61,431, representing five months of variable fees. Because the consideration payable to the customer is unwound at 100% of the fees recognized, the fees are offset in full by the reduction in the transaction price and net revenue recognized under the agreement for the year ended May 31, 2026 was $nil.

At May 31, 2026 the unamortized consideration payable to the customer was $1,620,569, being the $1,682,000 note issued less the $61,431 released during the year. Of this balance, $147,434 is presented within other current assets and the remaining $1,473,135 within other assets.

Of the $1,620,569, approximately $147,434 is expected to be released within twelve months of the balance sheet date based on the first year of the forecast below and is therefore presented as current.

Consideration under the agreement is entirely variable: fees are calculated monthly under the agreement's fee schedule as the facility's gross rental income for the preceding month, less insurance, taxes, utilities and any third-party service provider costs, and less a maintenance reserve of 5% of rental income until that reserve reaches $50,000. There is no fixed or minimum monthly fee and no fee based on service hours. The consideration is estimated using the expected value method, constrained to the amount for which a significant revenue reversal is not probable. Management forecasts net fees of $1,636,264 over the remaining 112 months of the service term, which ends on September 30, 2035 with the final monthly fee payable in October 2035, using monthly gross rental income of $13,437 at May 31, 2026, an annual rent and insurance escalation of 3.5%, a 5% maintenance reserve capped at $50,000, and no third-party service provider costs on the basis that the leases are full triple-net. The Company compared that estimate to the $1,620,569 carrying amount and determined the asset to be recoverable; no impairment was recognized for the year ended May 31, 2026. The estimate is sensitive to occupancy and rental rates at the facility and to the operating costs deducted in computing fees; the forecast exceeds the carrying amount by $15,695, so a sustained shortfall in rental income or escalation below 3.5% would indicate impairment.

Other assets consisted of the following:

Description	May 31, 2026	May 31, 2025
Consideration payable to a customer – Maintenance Agreement	$1,473,135	$-
Deferred offering costs	34,289	-
Long-term security deposits	10,651	10,682
Due from related party	29,253	-
Total	$1,547,328	$10,682

The current portion of the consideration payable to a customer, $147,434, is presented within other current assets.

Each other component of other assets is expected to be realized or consumed more than twelve months after the balance sheet date and is therefore presented as non-current.

Note 8 – Loan Receivable

On February 9, 2026, the Company advanced CAD $2,300,000 to a borrower pursuant to a Loan Agreement dated February 6, 2026. The loan bears interest at 12.00% per annum, with an initial 30-day maturity extendable for up to two additional 30-day periods by mutual written agreement. Prepayment is permitted at any time without penalty. The loan is secured by 2,666,666 common shares of a British Columbia company whose shares are listed on the TSX Venture Exchange, beneficially owned by the borrower, over which the Company holds a first-priority security interest with full repossession rights upon default.

The loan is measured at amortized cost under ASC 310-10 and is classified as a current asset. The balance is denominated in Canadian dollars and translated at the period-end spot rate in accordance with ASC 830-20; foreign currency transaction gains and losses are recognized in other income (expense).

At May 31, 2026 the loan remained outstanding and comprises principal of $1,703,451 (CAD $2,300,000, bearing interest at 12% per annum from February 9, 2026) and accrued interest of $62,164 recognized in interest income for the year ended May 31, 2026. Translated at the closing rate, the gross carrying amount before the allowance for credit losses described below was $1,765,616.

The stated maturity of the loan was 30 days from advance, extendable by mutual written agreement for up to two further 30-day periods. Both 30-day extensions were granted, and the extended term matured on May 10, 2026. The loan had not been repaid at May 31, 2026 and was therefore past due at the balance sheet date, which the Company attributes to the borrower's liquidity. The extensions were granted to a borrower experiencing financial difficulty and are term extensions within the scope of ASC 310-10-50-42; they extended the maturity on otherwise unchanged contractual terms, and no principal or interest was forgiven and no other concession was made.

The Company applies the current expected credit loss model in ASC 326-20 to the loan receivable and evaluates it individually. Because the loan is past due, management estimated expected credit losses using a probability-weighted analysis of recovery scenarios, considering the borrower's identified source of repayment (a pending sale of equipment by an entity the borrower controls), written confirmation from the borrower of intended remittance, the quoted market value of the pledged shares of $309,223 (approximately 17.5% of the carrying amount), and the fact that no payments have been received on the facility to date. The loan is not considered collateral-dependent, because repayment is expected from the proceeds of that equipment sale rather than from the pledged shares. On this basis the Company recorded an allowance for credit losses of $628,196 at May 31, 2026, recognized as a provision for credit losses in the consolidated statements of operations, and the loan is presented net of the allowance at $1,137,420. If recovery were ultimately limited to the value of the pledged shares, the allowance would increase by approximately $828,197; repayment in full would result in reversal of the allowance in the period received.

In connection with the loan, on February 6, 2026 the issuer of the pledged shares agreed to issue to the Company share purchase warrants for that number of its shares equal to CAD $200,000 divided by the issuer’s initial public offering price, exercisable at that price for five years. The issuer subsequently became a public company by way of a reverse takeover rather than an initial public offering, and the number of warrants and their exercise price have not been determined or agreed between the parties. No warrants had been issued at May 31, 2026 or at the date of these financial statements, and no amount has been recognized in respect of the warrants because their value is not presently determinable.

Note 9 – Deferred Revenue

The Company receives consideration in advance of delivering carbon credits. Amounts received before the related credits are transferred to the customer are recorded as deferred revenue and recognized in revenue when control of the credits transfers to the customer. Deferred revenue consisted of the following:

Description	May 31, 2026	May 31, 2025
Revenue deferred - credits not yet delivered	$3,097,304	$-
Development cost prepayments received	502,458	-
Other customer prepayments	192,329	3,864,080
Total	$3,792,091	$3,864,080

Included in deferred revenue at May 31, 2026 is EUR 2,660,000 (USD $3,097,304) received from a single customer under an I-REC sales agreement dated August 22, 2025 for 700,000 certificates at EUR 7.60 each (EUR 5,320,000 in total). The agreement requires payment in full in advance and delivery of the certificates only after payment has been received; the customer paid one half of the price in November 2025 and the balance, together with EUR 1,137,500 invoiced under a further order in November 2025, remained unpaid at May 31, 2026 and at the date of these financial statements. Because collection of the unpaid EUR 3,797,500 (USD $4,421,809) was no longer considered probable, the Company reassessed the contract under ASC 606-10-25-6 and, for the unpaid and undelivered portion, derecognized both the receivable and the corresponding contract liability. The consideration received is presented as deferred revenue and will be recognized as revenue when the certificates are transferred. The Company has issued a written demand for payment and retains the contractual right to terminate the agreement for non-payment; it has not terminated the agreement and expects the arrangement to be settled within twelve months.

Revenue on the deferred revenue balance outstanding at May 31, 2026 is expected to be recognized within twelve months of the balance sheet date, except $502,458 of development cost prepayments related to the ABC Mangrove Senegal project, which will be recognized as the related performance obligations are satisfied, currently expected in late calendar 2027. Of the $3,864,080 deferred at May 31, 2025, $nil was recognized as revenue during the year ended May 31, 2026: CAD $4,039,401 (USD $2,927,526 at May 31, 2026) related to the DevvStream forward purchase agreement described in Note 16, which was derecognized on its termination, and the remainder related to a customer arrangement that was cancelled and reversed during the year without delivery of credits.

Note 10 – Other Current Liabilities

Other current liabilities comprised the following:

Description	May 31, 2026	May 31, 2025
Loan payable – short-term advance	$363,777	$-
Employee and statutory payroll liabilities	153,835	21,146
Value added and sales tax balances, net	(143)	-
Goods received not invoiced	33,303	-
Other accruals	(9,099)	-
Total	$541,673	$21,146

On May 20, 2026 a British Columbia company listed on the TSX Venture Exchange advanced CAD $500,000 to Karbon-X Corp. The advance is unsecured, non-interest-bearing and repayable on November 20, 2026, being six months after the date of the advance. Employee and statutory payroll liabilities comprise accrued salaries, accrued vacation (Note 1), severance, service premium and mandatory social contributions, and are stated net of amounts prepaid. Prior year payroll liabilities of $21,146 were presented on a separate line on the face of the balance sheet and have been reclassified into other current liabilities to conform to the current year presentation.

The Company also holds a loan receivable from a borrower whose obligation is secured by shares of the same British Columbia company (Note 8). That company is not a related party of the Company.

Note 11 – Convertible Notes

During the year ended May 31, 2026 the Company issued convertible promissory notes with an aggregate face amount of $7,325,645, of which $5,370,145 was received in cash net of original issue discounts and closing fees; the $1,682,000 note issued under the Maintenance Agreement (Note 7) was issued for no cash proceeds. The notes bear simple interest at rates between 10% and 12% per annum and are convertible into common stock at the option of the holder.

During the year ended May 31, 2026 the Company converted notes with principal of $5,761,107, together with accrued interest, into 10,558,072 shares of common stock, and repaid notes with principal of $851,969.

Convertible note principal moved as follows during the year ended May 31, 2026: opening balance $2,443,195; notes issued $7,325,645; converted into common stock $(5,761,107); repaid in cash $(851,969); settled by the application of maintenance fees earned under the Maintenance Agreement $(43,637); and original issue discount and closing fees on a note carried at its net proceeds under ASC 835-30 and settled before maturity $(32,191); closing balance $3,079,936. The convertible notes are unsecured obligations of the Company.

The Company recorded debt discounts of $1,915,274 on issuance of the convertible notes, amortized $987,835 of that discount to interest expense, wrote off $125,570 of debt discount on conversion and $19,518 on the non-cash settlement of maintenance fees, and recognized a net gain on derivative liabilities of $845,280, being the $856,389 gain on the change in fair value of derivative liabilities net of $11,109 recognized on the initial measurement of derivatives issued during the year, for the year ended May 31, 2026. Of the $1,915,274, $1,443,150 was allocated to the embedded derivative liabilities, $238,625 to additional paid-in capital for the shares and warrants issued with the notes, and $233,500 was original issue discount and fees withheld at closing; proceeds from convertible notes payable are presented in the consolidated statements of cash flows net of the amounts withheld.

The notes issued during the year ended May 31, 2026 are convertible into common stock at the option of the holder at any time following issuance.

Conversion prices are set by reference to a discount to the volume weighted average price ("VWAP") of the Company’s common stock over a defined measurement period preceding conversion, subject in most cases to a floor price. The conversion terms of the notes outstanding at May 31, 2026 are as follows:

The notes outstanding at May 31, 2026 are convertible at discounts ranging from 75% to 85% of VWAP over defined measurement periods preceding conversion. Most notes are subject to a floor price of $0.05 per share and to beneficial ownership limitations of 4.99%. One note carried forward from the prior year becomes convertible at 80% of VWAP on the earlier of twenty-four months from issuance or the Company’s listing on OTCQX, Nasdaq or NYSE.

Conversion is further restricted by beneficial ownership limitations of 4.99% or 9.99% of the outstanding common stock, depending on the note.

The Company may prepay the principal amount and any unpaid interest, or any portion thereof, at any time without notice, bonus or penalty, provided that a minimum of six months’ interest is payable regardless of the prepayment date.

The issuance of these convertible promissory notes provided the Company with necessary capital to support its operations and strategic initiatives while offering investors the potential for equity participation in the Company's future growth.

As of May 31, 2026, the Company had convertible note principal outstanding of $3,079,936, unamortized debt discounts of $923,880, accrued interest payable of $182,688 and embedded derivative liabilities of $731,168. Of the principal outstanding, $250,000 relating to a note maturing beyond one year is classified as non-current. During the year $61,431 of maintenance fees earned under the Maintenance Agreement were applied against the Tranche 1 and Tranche 2 balances rather than settled in cash, reducing principal by $43,637 and accrued interest by $17,794 and resulting in $19,518 of unamortized debt discount being written off to interest expense. See Note 7.

Convertible notes payable consisted of the following:

Description	May 31, 2026	May 31, 2025
Notes issued in prior years – four holders (repaid or converted in fiscal 2026)	$-	$2,193,195
Note issued fiscal 2025 – one lender (non-current)	250,000	250,000
The Lender – Master Note Tranche 1	388,450	-
The Lender – Master Note Tranche 2	500,000	-
The Lender – Maintenance Note	1,682,000	-
Notes issued fiscal 2026 – three other lenders	259,486	-
Total principal outstanding	$3,079,936	$2,443,195
Less: unamortized debt discount	(923,880)	(141,529)
Less: amounts classified as non-current	(250,000)	-
Convertible notes payable, current, net of discounts	$1,906,056	$2,301,666

Note 12 – Long-Term Debt

On November 24, 2025 the Company drew a note from a lender with a face amount of $5,000,000. The note bears interest at 18% per annum, has a five-year term and matures in November 2030. Cash of $4,788,155 was received and $211,845 was withheld at closing, comprising $134,762 recorded as a debt discount and $77,083 of prepaid interest recorded within prepaid expenses. Amortization of $15,722 was recognized in interest expense for the year ended May 31, 2026, leaving $119,040 of unamortized debt discount and issuance costs at that date. Long-term debt consisted of the following:

The note is secured by a security interest in substantially all of the present and future assets of Karbon-X Corp., including a collection account into which specified receipts are deposited, and is supported by a limited-recourse personal guarantee from the Company’s Chief Executive Officer (Note 21). The loan agreement restricts the Company from granting other liens on its assets, subject to permitted exceptions. See Note 13 for the carrying amount of the assets pledged as collateral.

Description	May 31, 2026	May 31, 2025
Term note – face amount	$5,000,000	$-
Unamortized debt discount and issuance costs	(119,040)	-
Total long-term debt	$4,880,960	$-

Principal amortizes at $833,333 per month beginning with payment 55. Scheduled principal maturities of the note are $nil in each of the fiscal years ending May 31, 2027, 2028, 2029 and 2030 and $5,000,000 in the fiscal year ending May 31, 2031.

Note 13 – Receivables Financing Obligations

During the year ended May 31, 2026, Karbon-X Project Inc. entered into two receivables financing arrangements, denominated in Canadian dollars, under which the providers advanced cash in exchange for a specified purchased amount of the Company’s future receivables. The agreements are drafted as purchases of future receivables; however, the Company remains obligated to remit the full purchased amount irrespective of collections, has guaranteed the providers’ recovery, is required to reconcile remittances to actual collections and is subject to default provisions that are not limited to the performance of the receivables. Because the Company has not surrendered control over the receivables, the arrangements do not meet the conditions for derecognition under ASC 860 and are accounted for as secured borrowings. The receivables remain on the consolidated balance sheet and the obligations are carried at the net proceeds received, accreted to the purchased amount using the effective interest method under ASC 835-30, with the accretion recorded in interest expense. The obligations are recorded within current liabilities and, at May 31, 2026, amounted to CAD $459,332 (US$332,897) to the provider funded on April 28, 2026 and CAD $356,240 (US$258,183) to the provider funded on April 24, 2026, translated at the closing rate of US$0.7247 per Canadian dollar. Receivables financing obligations consisted of the following:

The obligations are secured by a general security interest in the present and after-acquired personal property of Karbon-X Project Inc., including its accounts receivable, inventory and equipment, and one of the arrangements is personally guaranteed by the Company’s Chief Executive Officer (Note 21).

Description	May 31, 2026	May 31, 2025
Provider A – funded April 28, 2026	$332,897	$-
Provider B – funded April 24, 2026	258,183	-
Total	$591,080	$-

The obligation to the provider funded on April 28, 2026 was repaid in full on June 10, 2026 for CAD $598,582 after an early payoff discount of CAD $50,000. The repayment is a non-adjusting subsequent event; the obligation is presented at May 31, 2026 at its accreted amount and the difference is recognized in interest expense in the period of repayment. The obligation to the provider funded on April 24, 2026 continued to self-liquidate through weekly remittances after the year end, and the Company entered into further receivables financing arrangements after the year end. See Note 24.

Assets pledged as collateral

The term note described in Note 12 is secured by a security interest in substantially all of the present and future assets of Karbon-X Corp., the parent company, including its equity interests in and intercompany claims against its subsidiaries and a collection account into which specified receipts are deposited. Assets of Karbon-X Corp. recognized in the consolidated balance sheet at May 31, 2026, after elimination of intercompany balances, were $3,081,971, comprising cash of $229,532, the loan receivable of $1,137,420, prepaid expenses of $60,270 and other assets of $1,654,749. The equity interests in and intercompany claims against the subsidiaries that are also subject to the security interest are eliminated on consolidation and are therefore not included in that amount, although the security interest has the practical effect of encumbering the assets of the group.

The receivables financing obligations described above are secured by a general security interest in the present and after-acquired personal property of Karbon-X Project Inc., including its accounts receivable, inventory and equipment. Assets of that subsidiary recognized in the consolidated balance sheet at May 31, 2026, after elimination of intercompany balances, were $5,157,714, of which the accounts receivable of $634,291, inventories of $649,973 and property and equipment of $3,648 specifically identified in the security agreements are the principal components. The financing providers do not have the right to sell or repledge the collateral, and the pledged assets are therefore not presented separately on the face of the consolidated balance sheet.

The convertible notes described in Note 11 are unsecured. No assets of the Company were pledged as collateral at May 31, 2025. The guarantees given by the Company’s Chief Executive Officer in respect of the term note and one of the receivables financing arrangements are described in Note 21.

Note 14 – Shareholders’ Equity

During the year ended May 31, 2026, Karbon-X Corp. completed the following issuances of common stock.

During the year ended May 31, 2026, the Company sold 380,000 shares of common stock for total cash proceeds of $242,000.

During the year ended May 31, 2026, the Company issued 1,842,061 shares of common stock as compensation with a recorded value of $681,069, 24,038 shares in settlement of a finder’s fee with a recorded value of $12,980, and 88,000 commitment shares in connection with note financings with a recorded value of $54,040.

During the year ended May 31, 2026, the Company issued 10,558,072 shares of common stock upon conversion of convertible notes payable and accrued interest totaling $7,008,995, which is presented in the consolidated statements of changes in shareholders’ equity and of cash flows net of $15,020 of costs applied against one conversion, or $6,993,975.

During the year ended May 31, 2026, the Company recorded option compensation expense of $582,551 and recognized $166,822 in additional paid-in capital on the issuance of warrants, representing the allocation of note proceeds to the detachable warrants on a relative fair value basis under ASC 470-20-25-2.

At May 31, 2026 there were 94,885,028 shares of common stock issued and outstanding.

Note 15 – Warrants

During the year ended May 31, 2026, the Company issued two common stock purchase warrants in connection with the Lender’s Master Note facility: a warrant for 250,000 shares issued January 8, 2026 and expiring January 8, 2031, and a warrant for 258,064 shares issued February 18, 2026 and expiring February 18, 2031. Both warrants have a fixed exercise price of $0.001 per share, are exercisable on a cash or cashless basis, and are subject to a 4.99% beneficial ownership limitation. Each warrant was evaluated under ASC 815-40 and classified within permanent equity. Fair value at issuance was determined using the Black-Scholes model at $99,794 and $100,431, respectively, an aggregate of $200,225. That aggregate fair value was allocated between the notes and the warrants on a relative fair value basis under ASC 470-20-25-2, and $166,822 was credited to additional paid-in capital on issuance; see Note 14. No warrants were outstanding at May 31, 2025.

A detail of warrant activity for the year ended May 31, 2026 is as follows:

Description	Number	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding May 31, 2025	-	$-
Granted – Master Note Tranche 1, January 8, 2026	250,000	0.001	5.00
Granted – Master Note Tranche 2, February 18, 2026	258,064	0.001	5.00
Exercised	-	-
Expired	-	-
Outstanding May 31, 2026	508,064	$0.001	4.60

At May 31, 2026 the aggregate intrinsic value of the 508,064 warrants outstanding was approximately $85,863, based on the $0.17 closing price of the common stock on May 29, 2026, the last trading day of the fiscal year, less the $0.001 exercise price.

Note 16 – Investments and Securities Receivable

On October 24, 2024, Karbon-X Corp. entered into a Carbon Credit Purchase Agreement with DevvStream Holdings Inc. ("DEVS") with an aggregate value of $1,137,197, under which Karbon-X received 174,953 DEVS common shares at a deemed price of $6.50 per share. Following the 1-for-10 reverse stock split effected on August 8, 2025, that holding became 17,495 post-split shares. Section 1.1(d) of the agreement provides a price floor under which, if gross proceeds from the sale of those shares are below $1,137,197, DEVS is required to issue additional shares to make up the shortfall.

On October 28, 2024, Karbon-X Corp. entered into a Carbon Credit Forward Purchase Agreement with DEVS with an aggregate price of $2,892,000, settleable in 444,923 DEVS common shares (44,492 shares on a post-split basis). The forward was wholly unperformed: no carbon credits were delivered by Karbon-X and no consideration shares were issued by DEVS. On entering into the forward the Company had recorded a securities receivable and a deferred revenue liability of $2,892,000 each. By a Mutual Termination Agreement effective May 29, 2026 and executed on July 7, 2026, the parties terminated the forward in its entirety with a full mutual release and no consideration passing. Because neither party had performed and the Company had no unconditional right to consideration, the securities receivable and the deferred revenue recorded in respect of the forward (CAD $4,039,401, or USD $2,927,526 at the year-end rate) were derecognized at May 31, 2026 with no effect on net loss, stockholders’ equity or cash flows.

Initial Recognition and Measurement

At initial recognition, the common shares of New Pubco, the company formed from the merger of DEVS and Focus Impact Acquisition Corp. and listed on the Nasdaq Stock Market (“New Pubco”), received under the agreements are classified as equity securities and measured at fair value upon initial recognition in accordance with ASC 321, "Investments—Equity Securities". The Company recorded an initial fair value of the securities based on observable market prices at the time of execution, consistent with a Level 1 fair value measurement, as the shares were actively traded on the Nasdaq Stock Market. The shares were subsequently delisted from the Nasdaq Stock Market on June 24, 2026; see Note 24.

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

DEVS is an equity security with a readily determinable fair value and is measured at fair value through net income under ASC 321. May 31, 2026 fell on a weekend, so the position was measured by reference to the DEVS closing price on Friday, May 29, 2026, the last trading day of the fiscal year. The shares are held by a subsidiary whose functional currency is the Canadian dollar, and the carrying value is translated into U.S. dollars at the year-end exchange rate. The carrying value of the equity securities decreased by $278,597 during the year, from $301,260 to $22,663, and substantially all of that decline was offset by an increase in the securities receivable under the price floor and true-up provisions of the Carbon Credit Purchase Agreement described above. The securities receivable of $1,128,863 at May 31, 2026 relates solely to the Carbon Credit Purchase Agreement; the amount previously carried in respect of the forward purchase agreement was derecognized as described above. The net effect on the statement of operations was not material and is included in other income (expense).

•	The fair value of the position was measured by reference to the closing price of the shares on May 29, 2026, the last trading day of the fiscal year, translated at the year-end exchange rate.

•

To address the difference between the contractual price and the current market price, Karbon-X recorded a securities receivable for the true-up portion guaranteed under the agreements. The true-up provision ensures that the Company will be made whole if the market value of the shares remains below the contracted value during the adjustment period. As of May 31, 2026, no additional shares have been issued under these provisions. The remaining securities receivable was settled through the issuance of additional shares subsequent to year end. See Note 24.

As of May 31, 2026, the balances were as follows:

Description	Balance (USD)
Investments in equity securities	$22,663
Securities receivable	$1,128,863
Total value	$1,151,526

Fair Value Hierarchy

The equity securities of New Pubco are measured using Level 1 inputs, as the shares are actively traded on the Nasdaq Stock Market.

The Company's exposure to impairment is mitigated by the true-up provision, which ensures no loss is ultimately recognized. While the securities are remeasured to fair market value quarterly, the receivable reflects the guaranteed recovery under the agreement.

Note 17 – Internally Developed Software

The Company capitalizes the costs of developing its mobile applications as internal-use software under ASC 350-40. The Company’s original carbon-offset application was substantially complete and ready for its intended use on March 1, 2025, from which date its capitalized cost has been amortized over an estimated useful life of three years and further costs relating to it have been expensed as incurred. During the year ended May 31, 2026 the Company capitalized the application development stage costs of three further applications: SkyXero, which was released and ready for its intended use on April 21, 2026 and is amortized over three years from that date; and Klimagotchi and a social media application developed with a third-party developer, both of which remained in the application development stage at May 31, 2026 and are carried as in-process software of $35,400 that is not yet amortized.

As of May 31, 2026 and May 31, 2025, the Company had capitalized application development costs, net of accumulated amortization, of $382,323 and $473,895, respectively. Gross capitalized cost was $598,858 and $515,478 and accumulated amortization was $216,535 and $41,583, respectively. The Company recorded amortization expense of $173,739 and $41,583 for the years ended May 31, 2026 and 2025, respectively; the $174,952 movement in accumulated amortization exceeds the amortization expense recognized because the balance is translated at the closing rate and the expense at the average rate. Gross additions during the year ended May 31, 2026 of $83,380 comprised SkyXero $47,980, Klimagotchi $32,412 and the social media application $2,988; cash expenditures per the consolidated statement of cash flows were $82,146, the difference being foreign currency translation.

Estimated aggregate amortization expense for the capitalized software in service at May 31, 2026, translated at the year-end rate, is $187,819 for the year ending May 31, 2027, $144,863 for the year ending May 31, 2028 and $14,241 for the year ending May 31, 2029, and $nil thereafter, totalling $346,923; in-process software of $35,400 will be amortized over three years from the date each application is ready for its intended use. Estimated annual amortization of the acquired project pipeline is approximately $24,700 for each of the five succeeding fiscal years (Note 5).

Note 18 – Stock Option Plan

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

Shares Available

The maximum number of shares that may be issued under the Plan is 15,000,000 shares of common stock, as amended.

Option Terms:

•

Exercise Price: The exercise price of incentive stock options granted under the Plan must be at least 100% of the fair market value of the stock on the date of grant, and at least 110% for incentive stock options granted to holders of more than 10% of the voting stock; nonqualified options may be granted at exercise prices determined by the Board.

•	Term: Options granted under the Plan have a maximum term of ten years from the date of grant.
•	Vesting: The vesting schedule for options is determined by the Compensation Committee at the time of grant.

Payment for Shares

Upon exercise of an option, the optionee may pay the exercise price in cash or cashless exercise, , by tendering shares of common stock.

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

Plan Duration

The Plan became effective upon adoption by the Board of Directors and options may not be granted after December 31, 2026.

Activity Under the Plan

As of May 31, 2026, the following activity has occurred under the Plan:

Description	Number of Shares	Weighted Average Exercise Price	Weighted average remaining life (in years)
Options authorized	15,000,000
Outstanding at May 31, 2025	4,226,875	$0.79	4.23
Granted	262,000	$0.90	5.00
Exercised	-	$-
Forfeited	(353,425)	$1.09
Expired	(540,000)	$0.75
Outstanding at May 31, 2026	3,595,450	$0.82	3.31
Exercisable at May 31, 2026	2,837,575	$0.82	3.17
Unvested at May 31, 2026	757,875	$0.82	3.82

As of May 31, 2026, the intrinsic value of the 3,595,450 outstanding options was $0, as the exercise prices of all outstanding options exceeded the $0.17 closing market price of the common stock on May 29, 2026, the last trading day of the fiscal year. During the year ended May 31, 2026, 262,000 options were granted, 353,425 options were forfeited and 540,000 options expired.

Fair Value of Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Options granted during the year ended May 31, 2026 used the following weighted-average assumptions: expected volatility of 35%; expected life of 5 years; risk-free interest rate of 4% to 5%, reflecting the yield on United States Treasury securities with a term consistent with the expected life; and an expected dividend yield of 0%. Expected volatility was determined by reference to an analysis of comparable publicly traded companies in the same or similar industry.

Expected volatility of 35% has been applied consistently to all grants made under the Plan, including those made during the year ended May 31, 2026. The 85% volatility used to value the warrants issued during the year was derived from the historical volatility of a single peer, Carbon Streaming Corp., at the respective warrant issuance dates. Because the warrants were issued deeply in-the-money at an exercise price of $0.001, their fair value closely approximates intrinsic value and is insensitive to the volatility assumption.

Stock-Based Compensation Expense

For the year ended May 31, 2026, the Company recognized stock-based compensation expense of $582,551, related to stock options, compared with $472,219 for the year ended May 31, 2025. A further $681,069 of share-based compensation on shares issued for services is recognized within the captions to which the services relate; total share-based compensation of $1,263,620, as presented in the consolidated statement of cash flows. As of May 31, 2026, unrecognized compensation cost related to unvested stock options was approximately $265,422, expected to be recognized over a weighted-average period of approximately 0.5 years as the options vest. Shares issued as compensation during the year were fully vested at issuance, and no unrecognized cost remains in respect of those awards.

Note 19 – Income Taxes

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

Components of loss before income taxes were as follows:

	May 31, 2026	May 31, 2025
Domestic	(6,866,480)	(2,474,242)
Foreign	(6,723,066)	(4,579,250)
Total	(13,589,546)	(7,053,492)

The provision for income taxes consisted of:

	May 31, 2026	May 31, 2025
Federal	-	-
State	-	-
Foreign	-	-
Total income tax expense (benefit)	-	-

	May 31, 2026	May 31, 2025
Deferred tax assets:
Net operating loss carryforwards	5,027,478	2,328,333
Accrued compensation and other	22,739	-
Allowance for credit losses	131,921	-
Valuation allowance	(5,182,138)	(2,328,333)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred tax asset (liability)	-	-

As of May 31, 2026, the Company had net operating loss carryforwards in each of its tax jurisdictions. Federal net operating losses generated in tax years beginning after December 31, 2017 do not expire but their use is limited to 80% of taxable income in any year. The Company has not filed United States federal income tax returns to date; loss carryforwards are generally not available until the return establishing them has been filed. The gross deferred tax asset, the loss carryforwards by jurisdiction and their expiry profile, and any limitation under Section 382 of the Internal Revenue Code arising from the share issuances and note conversions during the year, are being finalized with the assistance of the Company’s tax advisers. Because the deferred tax assets are fully reserved, management does not expect the outcome of that work to affect the net deferred tax position.

The following table reconciles the income tax benefit computed at the U.S. federal statutory rate to the income tax expense recognized:

	May 31, 2026	% of pre-tax loss	May 31, 2025	% of pre-tax loss
Loss before income taxes	(13,589,546)		(7,053,492)
Expected benefit at the U.S. federal statutory rate	(2,853,805)	21.0%	(1,481,233)	21.0%
State and local income taxes, net of federal benefit	-	-	-	-
Foreign tax rate differential	-	-	-	-
Nondeductible expenses and other	-	-	-	-
Change in valuation allowance	2,853,805	(21.0)%	1,481,233	(21.0)%
Income tax expense (benefit) / effective tax rate	-	0.0%	-	0.0%

No income taxes were paid in any federal, state or foreign jurisdiction during the years ended May 31, 2026 or May 31, 2025. The deferred tax asset on loss carryforwards has been measured at the U.S. federal statutory rate of 21%. The Company, with the assistance of its tax advisers, is completing its analysis of loss carryforwards by jurisdiction; because a full valuation allowance is recorded, any foreign tax rate differential would not affect the net deferred tax position or the income tax expense recognized. The change in the valuation allowance is the only reconciling item exceeding five percent of the expected benefit in either year.

Note 20 – Loss Per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock and if-converted methods. For the years ended May 31, 2026 and 2025 the Company reported a net loss and all potentially dilutive securities were therefore antidilutive and excluded from the calculation of diluted loss per share.

The following potentially dilutive securities were excluded from the calculation of diluted loss per share:

Description	May 31, 2026	May 31, 2025
Options outstanding	3,595,450	4,226,875
Warrants outstanding	508,064	-
Convertible notes, if converted	23,935,457	2,436,273
Total	28,038,971	6,663,148

Weighted average shares outstanding for the year ended May 31, 2026 were 86,718,447, determined by weighting each issuance by the number of days it was outstanding in the period. Shares outstanding rose from 81,992,857 to 94,885,028 during the year, but the weighted average is materially lower because most of the increase arose late in the year; the conversion of 5,150,381 shares to a noteholder on May 29, 2026 was outstanding for 3 of 365 days and contributes approximately 42,000 shares to the weighted average.

Basic and diluted loss per share for the year ended May 31, 2026 was $(0.16), compared with $(0.08) for the year ended May 31, 2025. Basic and diluted amounts are the same because all potentially dilutive securities are antidilutive.

Shares issuable on conversion of the notes outstanding at May 31, 2026 have been estimated using a conversion price of $0.13 to $0.15 per share, derived from the price at the most recent actual conversion on May 21, 2026 and from the discount-to-VWAP formulas in the respective notes. The beneficial ownership limitations of 4.99% in certain notes restrict the number of shares any one holder may hold at a single point in time but do not limit the aggregate number issuable over time.

Note 21 – Related Party Transactions

During the year ended May 31, 2026 the Company drew a note of $80,000 from C. Clovis, a director and officer of the Company. The note was non-interest bearing, was drawn on July 9, 2025 and was repaid on December 1, 2025. No amount remained outstanding at May 31, 2026.

At May 31, 2026 the Company had a receivable of $29,253 due from an entity related to the Company through common ownership with members of management (ownership that does not constitute control), recorded within other assets, representing travel and related costs incurred by the Company and recharged under a cost-sharing arrangement. The Company also subleases part of its Calgary premises to the same related party and had sublease rent receivable of $41,132 at that date. See Note 23.

The Company is party to an employment contract with Chad Clovis, Chief Executive Officer, President and Director, under which Mr. Clovis is paid an annual salary of $450,000.

Mr. Clovis has provided a limited-recourse personal guarantee of the term note described in Note 12 and a personal guarantee of one of the receivables financing arrangements described in Note 13. No consideration was paid to Mr. Clovis for these guarantees and no amount has been recognized in respect of them.

Note 22 – Concentrations

Revenue. For the year ended May 31, 2026, $47,878,698, or 85.7%, of consolidated revenue was earned by Karbon-X Trading Limited, the Company’s Cyprus subsidiary, principally from industrial carbon credit trading. In the prior year substantially all revenue was earned in Canada.

Long-lived assets. Long-lived assets, comprising property and equipment and right-of-use assets, were held as follows: Canada $423,191 (2025: $509,223) and Colombia $4,356 (2025: $nil), totalling $427,547 (2025: $509,223). The Company held no long-lived assets in the United States, its country of domicile, in either period. Consistent with ASC 280-10-55-23, intangible assets are excluded from long-lived assets for this purpose.

Customers. One customer accounted for approximately 86% of consolidated revenue (approximately $47.9 million) for the year ended May 31, 2026; no other customer exceeded 10% of consolidated revenue. During the year the Company also invoiced that customer EUR 6,457,500 for credits not yet delivered: EUR 2,660,000 (USD $3,097,304) received in cash remained in deferred revenue at the year end, and the unpaid remainder was derecognized on reassessment of collectibility. See Note 9. At May 31, 2026 two customers represented approximately 69% and 25% of accounts receivable; the Company holds no collateral against these balances.

Cash. The Company maintains cash with financial institutions in Canada, the United States, Cyprus, Ireland, Spain and Colombia. Balances may from time to time exceed amounts insured by the relevant deposit insurance schemes. The Company has not experienced any losses on such balances.

Trade receivables. At May 31, 2026 one customer accounted for $434,846, or 69 percent, of trade accounts receivable, arising from a sale of emission performance credits invoiced on May 27, 2026 and collected on June 4, 2026, and a second customer accounted for $157,596, or 25 percent, arising from a sale of credits invoiced in April 2026 for which title passed on June 2, 2026 and payment was received on July 21, 2026; the related revenue was deferred at May 31, 2026. Both balances were current at that date. The Company performs ongoing credit evaluations of its customers, does not require collateral, and has recognized no allowance for credit losses on trade receivables at May 31, 2026 or May 31, 2025.

Note 23 – Commitments and Contingencies

Legal Proceedings

In February 2024, the Company was notified of a former employee filing a lawsuit against the Company for wrongful termination. The Company has settled this suit.

Operating Leases

The Company has entered into an operating lease for office space in Calgary, Alberta commencing on July 1, 2025, with an early occupancy period beginning on February 1, 2025. The lease has a term of 5 years, expiring on June 30, 2030. Monthly payments, which are denominated in Canadian dollars and include the tenant’s proportionate share of occupancy costs, are CAD 13,070 to June 2026, CAD 14,179 to June 2027, CAD 14,733 to June 2029 and CAD 15,288 thereafter.

The Company subleases part of the Calgary premises to a related party under common ownership. The sublease is a verbal arrangement running month to month at CAD $4,500 per month plus goods and services tax, against the head lease cost of CAD $14,179 per month. Because either party may terminate on one month’s notice without more than an insignificant penalty, the enforceable lease term is one month and the sublease is classified as an operating lease. The Company accounts for the head lease and the sublease separately; the right-of-use asset and the related lease liabilities remain recognized. Sublease income of $39,173 was recognized for the year ended May 31, 2026 within other income (expense) rather than within revenue. At May 31, 2026 sublease rent receivable was $41,132. Management assessed collection of the lease payments as probable at that date and lease income has not been limited under ASC 842-30-25-12. See Note 21.

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

Lease expense for operating leases generally consists of both fixed and variable components. Expense related to fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred and include agreed-upon changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognized total lease expense of approximately $183,059 and $167,086 for the years ended May 31, 2026 and 2025, including variable and short-term lease costs.

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at May 31, 2026 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS	Total
Fiscal Year Ended May 31,
2027	122,507
2028	127,732
2029	128,134
2030	132,555
Thereafter	11,080
Total lease payments	522,008
Less: imputed interest	(51,486)
Operating lease liabilities	470,522

Operating lease liability – current	101,262
Operating lease liability – non-current	$369,260

SCHEDULE OF OTHER SUPPLEMENTAL INFORMATION UNDER OPERATING LEASE
Weighted average discount rate	5.00%
Weighted average remaining lease term (years)	4.08

Note 24 – Subsequent Events

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

On July 7, 2026 the Company and DevvStream Holdings, Inc. ("DEVS") executed a Mutual Termination Agreement, effective May 29, 2026, terminating the Carbon Credit Forward Purchase Agreement dated October 28, 2024 in its entirety with a full mutual release, expressly including the Company’s obligation to deliver carbon credits and DEVS’s obligation to issue the consideration shares. Neither party had performed under the forward. The termination was effective before the balance sheet date and the securities receivable and deferred revenue previously carried in respect of the forward were derecognized at May 31, 2026 with no effect on net loss; see Note 16.

On June 24, 2026 the Company and DEVS entered into a Share Cancellation Addendum under which the 17,495 shares held by the Company were cancelled and 4,641,621 additional shares were issued, based on the 20-day volume weighted average price of $0.2450 at May 5, 2026. The shares are held and measured at fair value at May 31, 2026 and the subsequent cancellation and exchange are disclosed rather than recorded. The exchange settles the remaining securities receivable under the Carbon Credit Purchase Agreement in shares: the cancelled shares and the related securities receivable together become 4,641,621 shares, with no change in the aggregate carrying value of the position.

Also on June 24, 2026, the common shares of DEVS were delisted from the Nasdaq Stock Market. The shares held at May 31, 2026 are measured using the quoted Nasdaq closing price on the last trading day of the fiscal year, a Level 1 input; the delisting is a condition arising after the balance sheet date and is a nonrecognized subsequent event. Following the delisting, subsequent-period fair value measurements of the DEVS holding may no longer be based on a quoted price in an active market.

Following the exchange the Company expects to hold 4,641,621 DEVS shares and no remaining securities receivable. Measured at the DEVS closing price of $0.2906 on May 29, 2026, those shares would have a market value of $1,348,855. The holding is materially larger than the position held at the balance sheet date and, depending on DEVS shares outstanding at the issuance date, may give rise to significant influence considerations in the subsequent period.

Financing

Convertible notes issued. Between July 17 and September 15, 2026 the Company issued seven convertible promissory notes to six lenders, one of which is an affiliate of an existing lender, with an aggregate principal amount of $1,248,500 and aggregate purchase prices of $1,164,500, reflecting original issue discounts totaling $84,000; certain investor legal costs were also withheld from the amounts funded. The notes bear interest at 6% to 12% per annum, a weighted average of approximately 8.8%, and each matures twelve months from its issuance date. Five of the notes become convertible six months after issuance and two are convertible from issuance, at conversion prices equal to: 60% of the lowest trading price over the twenty prior trading days (four notes, reducing to 50% during any DTC chill); 75% of the five-day volume weighted average price, subject to a $0.15 per share floor (one note, which is also repayable in twelve monthly instalments of $18,608); or 85% of the five-day volume weighted average price, subject to a $0.15 per share floor (two notes). Each note carries a 4.99% beneficial ownership limitation that may be increased to 9.9% on 60 days' notice, and the Company has reserved shares of common stock with its transfer agent for conversion of each note. The $325,000 note issued to the affiliate of an existing lender was purchased at par, was issued as an investment unit with a three-year warrant to purchase 325,000 shares of common stock at $0.50 per share, and is the first of an authorized series of notes on substantially the same terms of up to $5,000,000. The $150,000 note issued on September 10, 2026 to an individual investor is the second note in that series; it was also purchased at par and issued with a three-year warrant to purchase 150,000 shares of common stock at $0.50 per share, and was converted in full by the holder on its issue date at the $0.15 per share floor price into 1,000,000 shares of common stock. In connection with one note the Company agreed to issue 101,500 restricted shares of common stock to the holder at closing.

Receivables financing and term loans. The Company repaid in full the merchant cash advance funded on April 28, 2026, which had a carrying value of $332,897 at May 31, 2026, remitting CAD $598,582 on June 10, 2026 after a CAD $50,000 early payoff discount, with the difference recognized in interest expense on extinguishment; drew a CAD $600,000 term loan on July 2, 2026 from an affiliate of the same provider, with CAD $49,000 of fees withheld at funding and recorded as a discount, repayable in weekly instalments of CAD $23,316.67; and received $460,000 on July 22, 2026 under a new merchant cash advance against a purchased amount of $644,000, repayable in 36 weekly pre-authorized debits of $17,888.89. As with the Company's other receivables financing arrangements, the new advance does not qualify for sale accounting under ASC 860 and is accounted for as a secured borrowing. The Company also received $60,063, net of underwriting fees, on August 27, 2026 under a purchase and sale of receivables agreement with a purchase price of $70,058 against purchased receivables of $105,018, and on September 1 and September 2, 2026 received $200,000 under each of two further merchant cash advances from the providers of the existing arrangements, against purchased amounts of $280,000 and $279,800 and repayable in weekly remittances of $9,333.33 and $9,326.67 respectively; an origination fee of $12,000 was deducted from the amount funded under one of them. The merchant cash advance funded on April 24, 2026, which had a carrying value of $258,183 at May 31, 2026, continued to self-liquidate through weekly remittances after the year end.

Conversions of convertible notes

Between June 3 and September 15, 2026 the holders of five convertible promissory notes delivered notices of conversion under which an aggregate of approximately $857,531 of principal, accrued interest and fees was converted into 3,889,320 shares of common stock at conversion prices ranging from $0.1106 to $0.75 per share, a weighted average of approximately $0.22 per share. The conversions included the settlement in full of the remaining $40,296 balance of a note issued during fiscal 2026 and the conversion of the $250,000 non-current convertible note, together with $133,333 of accrued interest, at $0.75 per share, and the conversion in full of a $150,000 note issued on September 10, 2026, which was convertible from issuance at a fixed floor price of $0.15 per share and was converted by the holder on that date into 1,000,000 shares.

Equity

On June 4 and June 24, 2026 the Board of Directors approved grants of options to purchase an aggregate of 1,439,200 shares of common stock under the 2024 Employee, Director, Officer and Consultant Stock Option Plan at a weighted-average exercise price of $0.26 per share, being 1,379,200 options at $0.23 per share and 60,000 options at $0.90 per share. In addition, on June 4, 2026 the 900,000 options granted to the Chief Executive Officer in June 2024 were cancelled and replaced by a grant of 1,500,000 options at $0.23 per share under the Plan. The related compensation cost will be recognized over the requisite service periods beginning in the year ending May 31, 2027.

The Company also issued 831,909 shares of common stock for services after the year end at an average price of $0.18 per share, for an aggregate value of $153,707, comprising 315,244 shares issued to a provider of legal services at $0.159 to $0.16 per share, 416,665 shares issued to a consultant at $0.20 per share and 100,000 shares issued to a broker-dealer at $0.20 per share.

Between June 1, 2026 and August 31, 2026 the Company issued 3,822,729 shares of common stock, being 2,889,320 shares on conversion of convertible promissory notes, 831,909 shares for services and 101,500 commitment shares issued in connection with a note financing, increasing shares issued and outstanding from 94,885,028 at May 31, 2026 to 98,707,757 at August 31, 2026, per the records of the Company's transfer agent. The 1,000,000 shares issuable on the September 10, 2026 conversion described above were in the course of issuance by the transfer agent at the date of this report.

Related party

The outstanding sublease rent receivable from the related party described in Note 21 of $41,132 at May 31, 2026 was converted into a loan subsequent to the year end. The counterparty acknowledged the obligation and agreed documented terms. The conversion took place after May 31, 2026 and does not affect the measurement of any balance at that date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that, because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2026.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2026 because of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the Company’s period-end financial reporting process. During the year ended May 31, 2026 the Company’s operations expanded significantly, including the formation and acquisition of subsidiaries in Europe and Latin America and the entry into a number of complex, non-routine transactions, and the accounting resources and review procedures in place during most of the year were not sufficient to ensure that those transactions and the year-end close were recorded and reviewed on a timely basis. As a result, a number of adjustments to the consolidated financial statements were identified and recorded during the preparation and audit of the annual financial statements. All of these adjustments were recorded before the financial statements were issued, and management believes that the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

Remediation. Management began to address these matters before the end of the fiscal year. In February 2026 the Company appointed a Chief Accounting Officer and, in the final months of the fiscal year, implemented formal preparation, review and approval controls over the close and reporting process, as described under Changes in Internal Control over Financial Reporting below. Management expects to continue this work through fiscal 2027, including further additions to accounting resources, a formal technical accounting review of significant and non-routine transactions each quarter, and the implementation of a new enterprise accounting system across the group. Management will consider the material weakness remediated when the enhanced controls have operated for a sufficient period and management has concluded, through testing, that they are operating effectively.

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

Changes in Internal Control over Financial Reporting.

During the year ended May 31, 2026 the Company strengthened its internal control over financial reporting. In February 2026 the Company appointed a Chief Accounting Officer, and in connection with that appointment implemented formal preparation, review and approval controls over the close and reporting process, including documented reconciliations with independent review, segregation of preparer and reviewer responsibilities over journal entries and account reconciliations, a formal close calendar with control sign-offs, and structured review of significant accounting judgments. The Company also integrated the subsidiaries acquired and formed during the year into that framework. Management considers these changes to have materially affected the Company’s internal control over financial reporting and to be a substantial step toward remediating the material weakness described above; remediation remains in progress.

Item 9B. Other Information

During the quarter ended May 31, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

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

Name	Age	Positions and Offices

Chad Clovis	47	Chief Executive Officer, President and Director
Brett Hull	62	Director
Justin Bourque	45	Director
Adriana Ebell	57	Chief Financial Officer
Samuel Nelson	31	Chief Accounting Officer

The Directors and Officers named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, Directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors.

Effective July 29, 2025, Christopher Mulgrew ceased to be Chief Financial Officer of the Company and Adriana Ebell was appointed Chief Financial Officer. In February 2026 Samuel Nelson was appointed Chief Accounting Officer.

Chad Clovis, Chief Executive Officer, President and Director

Chad Clovis is the Chief Executive Officer of Karbon-X Corp. which he founded in 2022. Mr. Clovis has been the CEO of Chenn Holdings since 2013 performing business development and business expansion services for multiple businesses in the dirt works and oilfield transportation space. In 2014 he was the founder and Operations Manager of CCV Ltd a full-service oilfield trucking company which was successfully sold to Petrogas Logistics in 2016 where Mr.Clovis became the Manager of Northern Operations. After founding Karbon-X in early 2022 Mr.Clovis completed a reverse take over of Cocoluv, Inc., an OTC listed company, and raised substantial funds to operate the business through its growth period. Chad Clovis is 47 years old.

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

Samuel Nelson, Chief Accounting Officer

Mr. Nelson joined the Company as Chief Accounting Officer in February 2026, with responsibility for SEC reporting, technical accounting and internal control over financial reporting. From November 2023 to February 2026 he was Chief Financial Officer of FCL Dental, a Texas-regulated dental health maintenance organization based in Sugar Land, Texas, and from November 2017 to November 2023 he was an Audit Supervisor with TPS Thayer, a certified public accounting firm in Houston, Texas, where he supervised audit engagements. Mr. Nelson specializes in U.S. GAAP, SEC reporting and PCAOB audit coordination.

Adriana Ebell, Chief Financial Officer

Ms. Ebell joined the Company in April 2025 as Global Controller and was appointed Chief Financial Officer effective July 29, 2025 on the departure of Mr. Mulgrew. From February 2022 to April 2025 she was Business Controller of TGS, a geoscience and energy data company, in Houston, Texas, and from February 2018 to February 2022 she was an Account Manager with Intertek, a testing, inspection and certification company, responsible for financial reporting under U.S. GAAP and IFRS. Earlier in her career she held senior accounting and analyst positions with Schlumberger and AutoZone. Ms. Ebell is a Certified Public Accountant with Big Four public accounting experience at Deloitte and specializes in U.S. GAAP and IFRS compliance, financial strategy and multinational financial reporting systems.

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

Committees of the Board

Decisions of the Board of Directors are generally taken by written unanimous resolutions. The current Board comprises three members and is intending to hold regularly scheduled meetings. The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

Family Relationships

None

Code of Ethics

The Company has not adopted a code of ethics applicable to its principal executive officer, principal financial officer and principal accounting officer. Given the small number of executive officers, the Board has concluded that it can rely on its direct oversight of management; the Board intends to adopt a code of ethics as the Company’s operations and management team grow.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately designated audit committee; the entire Board of Directors performs the functions of an audit committee. The Board has not designated an audit committee financial expert, as the Company’s financial reporting expertise resides with its Chief Financial Officer and Chief Accounting Officer, who are not directors.

Insider Trading Policy

The Company has not adopted a written insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees. Directors and officers are subject to the prohibitions on insider trading under the federal securities laws, and the Board intends to adopt a written policy.

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended May 31, 2026, all forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11. Executive Compensation

Summary Compensation Table

Executive Officer and Director Compensation of the Company

Summary Compensation Table

The following table sets forth the total compensation paid to, or accrued by, the Named Executive Officers and any other employees earning over $100,000 per year for the years ended May 31, 2025 and May 31, 2026.

Name	Year	Salary or fees ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Chad Clovis (1)	2025	$396,076	70,751	-	-	-	72,750	$539,577
	2026	$450,000	-	-	-	-	-	$450,000
Christopher Mulgrew (2)	2025	$282,077	47,312	-	-	-	49,312	$378,701
	2026	$62,500	-	-	-	-	66,250	$128,750
Adriana Ebell (3)	2026	$198,542	-	-	-	-	6,765	$205,307

(1) Mr. Clovis, the Company’s Chief Executive Officer, is compensated under his agreement with Karbon-X Project Inc. described under Employment Agreements below, at $450,000 per year. (2) Mr. Mulgrew ceased to be Chief Financial Officer effective July 29, 2025. All other compensation for fiscal 2026 consists of $62,500 paid under his termination and release agreement and $3,750 of employer 401(k) matching contributions. (3) Ms. Ebell was appointed Chief Financial Officer effective July 29, 2025. All other compensation consists of employer 401(k) matching contributions. Samuel Nelson, Chief Accounting Officer since February 2026, received total compensation of less than $100,000 for fiscal 2026 and is not a named executive officer. Subsequent to the year end, on June 4, 2026, the Board granted options to purchase 1,500,000 shares to Mr. Clovis (in replacement of 900,000 options granted in June 2024 that were cancelled on the same date), 360,000 shares to Ms. Ebell and 440,000 shares to Mr. Nelson, each at an exercise price of $0.23 per share, vesting one-third on the first anniversary of grant and monthly thereafter over 24 months; these grants will be reported in the fiscal 2027 compensation table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards held by the named executive officers at May 31, 2026. No stock awards were outstanding.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Chad Clovis (1)	868,500	31,500	0.75	June 1, 2029
Adriana Ebell	33,000	67,000	0.90	May 14, 2030
Christopher Mulgrew (2)	-	-	-	-

(1) The 900,000 options granted to Mr. Clovis on June 1, 2024 were cancelled on June 4, 2026 and replaced by the grant of 1,500,000 options at $0.23 per share described above. (2) Mr. Mulgrew’s options expired unexercised on his departure.

Employment Agreements

On September 16, 2024 the Company entered into an employment contract with Chad Clovis as President of Karbon-X Project. Pursuant to the contract Mr. Clovis is paid an annual salary of $450,000.

Equity Compensation Plans

On May 16, 2024 the Company adopted the 2024 Employees’, Directors’, Officers’ and Consultants’ Stock Option Plan, which authorizes the Company to issue up to 5,000,000 options to purchase common stock at a price, term and vesting as determined by the Board of Directors. The plan was amended to authorize the issuance of up to 15,000,000 options to purchase common stock. Also on June 24, 2024 the Company issued 2,105,000 options to employees and officers exercisable for five years at an exercise price of $0.75 per share.

The Board may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion. Bonuses will be granted if the Board believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives. Other than the 2024 Plan described above and the discretionary bonus arrangements described in this paragraph, we have no equity or incentive compensation plans.

All compensation and stock option plans for executives and employees will be governed by the Compensation and Governance Committee.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

The Company’s U.S. subsidiary maintains a 401(k) plan under which it makes matching contributions for participating employees. The Company has no other retirement plans.

Director Compensation

We do not have a standard compensation arrangement for cash compensation of directors, although the Board has approved annual issuances of shares to directors for their service, including those described in Note 14, and expects to continue that practice for directors. The Company intends to form a Compensation and Governance Committee to make such determinations, with approval by both the Board of Directors and the Audit Committee.

The following table sets forth the compensation of the Company’s non-employee directors for the year ended May 31, 2026. Mr. Clovis, who is also a director, received no additional compensation for his service as a director; his compensation is reported in the Summary Compensation Table.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Brett Hull	-	56,666	-	-	56,666
Justin Bourque	-	56,666	-	-	56,666

Stock awards represent the grant-date fair value of 41,666 shares issued to each director on October 1, 2025 at $0.52 per share and 175,000 shares issued to each director on May 29, 2026 at $0.20 per share, computed in accordance with ASC 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth beneficial ownership of the Company’s common stock as of September 10, 2026, based on 98,964,757 shares issued and outstanding on that date, by each person known to the Company to beneficially own more than 5% of its common stock and by each director and executive officer individually and as a group.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Stock

Common Stock	Chad Clovis, Chief Executive Officer, President and Director (1)	16,463,500	16.6%
Common Stock	Hedera Foundation SEZC	5,150,381	5.2%
Common Stock	CM Equity AG	5,000,000	5.1%
Common Stock	Brett Hull, Director	369,443	0.4%
Common Stock	Justin Bourque, Director	327,776	0.3%
Common Stock	Adriana Ebell, Chief Financial Officer (2)	52,167	*
Common Stock	Samuel Nelson, Chief Accounting Officer	-	*
Common Stock	All directors and executive officers as a group (5 persons)	17,212,886	17.4%

(1) Consists of 14,356,000 shares held directly or through brokerage accounts by Mr. Clovis, 2,007,500 shares held by Jennifer Clovis, the spouse of Mr. Clovis, and 100,000 shares issuable to Mrs. Clovis on the exercise of vested options. (2) Includes 49,667 shares issuable on the exercise of options vested or vesting within 60 days of September 10, 2026.

* Represents beneficial ownership of less than 1% of the outstanding common stock.

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

Beneficial ownership for directors and executive officers is based on the beneficial ownership reported in the Company’s Form 10-K for fiscal 2025, adjusted for issuances to those persons and transfers by them recorded in the transfer agent’s transfer journals through August 31, 2026; shares transferred by an affiliate into street name through Cede & Co. remain attributed to that affiliate, and the 144,000 shares transferred by Mr. Clovis to a third party in July 2025 have been excluded. Shares registered to Cede & Co. for other holders, totaling 36,556,701 shares, or 38.5% of the shares outstanding, per the transfer agent’s certified list at May 31, 2026, are not attributed to underlying beneficial owners, so a non-affiliate beneficial owner holding more than 5% through a broker would not appear above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of May 31, 2026 about shares of the Company’s common stock that may be issued under the 2024 Employees’, Directors’, Officers’ and Consultants’ Stock Option Plan, which was adopted by the Board of Directors and has not been submitted to or approved by the Company’s stockholders. The Company has no other equity compensation plan. The table does not reflect the options granted, or the 900,000 options cancelled, after the year end as described in Item 11.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	3,595,450	$0.82	11,404,550
Total	3,595,450	$0.82	11,404,550

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At May 31, 2026 the Company had a receivable of $29,253 due from Revive Terra, an entity related to the Company through common ownership with members of management, recorded within other assets, representing travel and related costs recharged under a cost-sharing arrangement; the Company also subleases part of its Calgary premises to Revive Terra and had sublease rent receivable of $41,132 at that date. See Notes 7 and 21. During the year the Company drew and repaid a non-interest-bearing $80,000 loan from Chad Clovis, its Chief Executive Officer. There were no other related party transactions during the year.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal years ended May 31, 2026 and May 31, 2025, for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $111,104 and $67,099, respectively.

Audit Related Fees

Consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. These fees amounted to $0 for the years ended May 31, 2026 and 2025, respectively.

Tax Fees

Consists of all services performed by a principal accountant’s tax division except those related to the audit. Typical services include tax compliance, tax planning, and tax advice. Tax compliance services generally include preparation of original and amended tax returns as well as claims for tax refunds. Tax planning and tax advice services would include, but are not limited to, assistance with tax audits and appeals, requests for tax rulings, and tax planning related to mergers and acquisitions. These fees amounted to $0 for May 31, 2026 and 2025, respectively.

All Other Fees

Other than the services reported above, no other fees billed for professional services provided by the principal accountant.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Report on Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending May 31, 2026. Audit-related fees and all other fees, if any, were approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

The following Exhibits are included herein:

Exhibit No.	Description
3.1

Articles of lncorporation of Cocoluv, Inc. dated September 13, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s annual report filing on Form 10-K filed with the Securities and Exchange Commission on September 15, 2025).

3.2

Articles of Amendment of Cocoluv, Inc. April 22, 2022 (incorporated by reference to Exhibit 3.2 of the Company’s annual report filing on Form 10-K filed with the Securities and Exchange Commission on September 15, 2025).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s annual report filing on Form 10-K filed with the Securities and Exchange Commission on September 15, 2025).
10.1

Reorganization Agreement among Karbon-X Corp., Karbon-X Project and Reymund Guillermo dated as of February 21, 2022. (incorporated by reference to Exhibit 3.1(i) of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on July 1, 2022)

10.2

Employment Agreement dated February 17, 2022 between the Company and Chad Clovis (incorporated by reference to Exhibit 3.1(i) of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on July 1, 2022)

10.3

Employment Agreement dated February 17, 2022 between the Company and Marita Dautel (incorporated by reference to Exhibit 3.1(i) of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on July 1, 2022)

10.4

Commercial Lease Agreement dated May 6, 2022 between the Company and 459063 Ltd. (incorporated by reference to Exhibit 3.1(i) of the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on July 1, 2022)

10.5

Karbon-X Corp. 2024 Employees, Officers’, Directors’ and Consultants’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 of the Company’s annual report filing on Form 10-K filed with the Securities and Exchange Commission on September 15, 2025).

10.6

Joint Venture Agreement dated November 15, 2022 among Karbon-X Project, Silviculture Systems Corp. and 4EverForest Foundation. (incorporated by reference to Exhibit 10.5 of the Company’s annual report filing on Form 10-K filed with the Securities and Exchange Commission on September 15, 2025).

10.8

Acquisition Agreement dated May 31, 2023 among Karbon-X Project, Silviculture Systems Corp. and 4EverForest Foundation. (incorporated by reference to Exhibit 10.8 of the Company’s annual report filing on Form 10-K filed with the Securities and Exchange Commission on September 15, 2025).

10.9

Carbon Credit Purchase Agreement effective as of October 14, 2024 between Karbon-X Corp. and Devvstream Holdings, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s annual report filing on Form 10-K filed with the Securities and Exchange Commission on September 15, 2025).

10.10

Asset Purchase Agreement between Karbon-X Corp. and Allcot AG dated as of May 14, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s filing on Form 8-K filed with the Securities and exchange Commission on June 30, 2025.

10.11	Convertible Promissory Note dated August 13, 2025 issued by Karbon-X Corp. to Hedera Foundation SEZC (filed herewith)
10.12	Carbon Credit Forward Purchase Agreement dated October 28, 2024 between Karbon-X Corp. and DevvStream Holdings Inc. (filed herewith)
10.13	Mutual Termination Agreement effective May 29, 2026 between Karbon-X Corp. and DevvStream Holdings Inc. (filed herewith)
21.1	List of Subsidiaries
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Karbon-X Corp.

September 15, 2026	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 15, 2026	/s/ Chad Clovis
Chad Clovis, Director
and Chief Executive Officer

Date: September 15, 2026	/s/ Adriana Ebell
Adriana Ebell Chief Financial Officer (principal financial officer)

Date: September 15, 2026	/s/ Samuel Nelson
Samuel Nelson, Chief Accounting Officer (principal accounting officer)

Date: September 15, 2026	/s/ Brett Hull
Brett Hull, Director

Date: September 15, 2026	/s/ Justin Bourque
Justin Bourque, Director

