Form 10-Q/A
period 2026-08-31
Karbon-X Corp.
filed 2026-10-21
CIK 1729637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Karbon-X Corp. (the “Company”) for the quarter ended August 31, 2026, filed with the Securities and Exchange Commission on October 20, 2026 (the “Original Filing”). This Amendment is being filed (i) to include certain comparative amounts for the three months ended August 31, 2025 in Note 22 and in the segment information table in Note 1, and the weighted average remaining contractual life and exercise price of exercisable and unvested options in Note 18, which were inadvertently omitted from the Original Filing, and (ii) to file as exhibits the convertible promissory notes and securities purchase agreements listed in Item 6, which were inadvertently omitted from the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the Original Filing in its entirety, as amended, and includes new certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as described above, this Amendment does not modify or update the Original Filing and does not reflect events occurring after the filing date of the Original Filing.

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

	Three months ended August 31, 2026	Three months ended August 31, 2025
United States	$5,313	$-
Canada	336,294	30,006
Cyprus	-	35,626,424
Ireland	-	-
Colombia	2,360	2,503
Spain	-	-
Total revenue	$343,967	$35,658,933

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

	Three months ended August 31, 2026	Three months ended August 31, 2025
Revenue	$343,967	$35,658,933
Cost of revenue	(233,930)	(35,365,064)
Salaries and wages, excluding stock compensation	(1,006,617)	(1,506,340)
Stock compensation	(89,586)	(92,309)
Marketing expenses	(477,943)	(628,540)
Professional fees	(338,135)	(107,447)
Travel and entertainment	(39,557)	(25,218)
Depreciation and amortization	(53,953)	(43,347)
Rent	(29,800)	(67,578)
Dues and subscriptions	(55,123)	(28,210)
Bank and transaction fees	(9,131)	(17,279)
Provision for credit losses	(489,274)	-
Other operating expenses	(153,272)	(142,666)
Total significant segment expenses	(2,976,321)	(38,023,998)
Revenue less significant segment expenses	(2,632,354)	(2,365,065)
Other segment items	(1,322,684)	(231,169)
Net loss	$(3,955,038)	$(2,596,234)

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

	Number of shares	Weighted average exercise price	Weighted average remaining life (years)
Options authorized	15,000,000
Outstanding at May 31, 2026	3,595,450	0.82	3.31
Granted	2,909,200	0.24	5.00
Exercised	-
Cancelled	(900,000)	0.75
Expired	(318,450)	0.75
Outstanding at August 31, 2026	5,286,200	0.52	4.07
Exercisable at August 31, 2026	1,933,000	0.84	3.13
Unvested at August 31, 2026	3,353,200	0.33	4.60

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

Note 24 – Subsequent Events

The Company evaluated subsequent events through October 20, 2026, the date these condensed consolidated financial statements were originally issued, and identified the following non-recognized subsequent events. These condensed consolidated financial statements have not been updated for events occurring after that date.

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

Item 6. Exhibits

Exhibit No.	Description
10.11	Convertible promissory note dated July 17, 2026 between Karbon-X Corp. and CFI Capital LLC
10.12	Securities Purchase Agreement dated July 17, 2026 between Karbon-X Corp. and CFI Capital LLC
10.13	Convertible promissory note dated August 7, 2026 between Karbon-X Corp. and GW Capital Investments LLC
10.14	Securities Purchase Agreement dated August 7, 2026 between Karbon-X Corp. and GW Capital Investments LLC
10.15	Note Purchase Agreement dated August 13, 2026 between Karbon-X Corp. and Debtfund L.P.
10.16	Convertible promissory note dated August 18, 2026 between Karbon-X Corp. and Auctus Fund LLC
10.17	Convertible promissory note dated August 28, 2026 between Karbon-X Corp. and SilverCrest Hybrid Capital LLC
10.18	Securities Purchase Agreement dated August 28, 2026 between Karbon-X Corp. and SilverCrest Hybrid Capital LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Karbon-X Corp. (Registrant)

Date: October 21, 2026	By:	/s/ Chad Clovis
Chad Clovis
Chief Executive Officer and Director (Principal Executive Officer)

Date: October 21, 2026	By:	/s/ Adriana Ebell
Adriana Ebell
Chief Financial Officer (Principal Financial Officer)

Date: October 21, 2026	By:	/s/ Samuel Nelson
Samuel Nelson
Chief Accounting Officer (Principal Accounting Officer)

